Form 10QSB
period 1999-03-31
BUFFALO CAPITAL VII LTD
filed 1999-05-17
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/31/99 the following shares of common were outstanding: Common Stock, no par value, 4,620,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 1999 and March 31, 1998, and for the period from inception through March 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                     BUFFALO CAPITAL VII, LTD.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS








                   Quarter Ended March 31, 1999

Buffalo Capital VII, Ltd.
(A Development Stage Company)
Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements

Buffalo Capital VII, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of March 31, 1999

(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       1,310

OTHER ASSETS:
Organizational costs (net
of amortization)                                  470

TOTAL ASSETS                                    1,780

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                1,220

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
4,620,000 shares issued and
outstanding                                    32,900

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                    0

Additional paid-in capital                      3,540

Deficit accumulated
 during the
 development stage                           (35,880)

Total stockholders' equity                        560

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                         1,780

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VII, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three months ended March 31, 1998 and March 31, 1999 and for the period from September 19, 1997 to March 31, 1999
(unaudited)

                                 Three        Three         Period from
                                 Months       Months        Inception
                                 Ended        Ended         (9/19/97) thru
                                 3/31/98      3/31/99             3/31/99

INCOME                                 -            -                   -

EXPENSES
Legal and
 professional                      2,549        1,665               7,677
Advertising                            -            -                 246
Amortization                          10           30                 130
Rent                                 150          150                 900
Consulting fees                        -            -              25,400
Office expense                         -           40               1,527

TOTAL EXPENSES                     2,709        1,885              35,880

NET LOSS                         (2,709)      (1,885)            (35,880)

Accumulated deficit
 Balance, Beginning
 of period                      (10,196)     (33,995)                   0

Balance, End of
 period                         (12,905)     (35,880)            (35,880)

Loss per common
 share                             (NIL)        (NIL)             (.01)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                    4,080,000    4,620,000           4,364,365

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VII, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 1999
and the period from September 19, 1997 to March 31, 1999
(unaudited)

                                        Three               Period from
                                        Months              Inception
                                        Ended               (9/19/97) thru
                                        3/31/99             3/31/99
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                               (1,885)            (35,880)
Noncash items included
 in net loss:
 Amortization                               30                 130
 Rent                                      150                 900
 Stock issued for
 consulting fees                             -              25,400
 Expenses paid by
 shareholders                              442               2,640

Changes in
 Current
 liabilities                             1,103               1,220
Net cash used
 by operating
 activities                              (160)             (5,590)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs                           -               (600)
Issuance of common
 stock                                       -               7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                                  -               6,900
Net increase (decrease)
 in cash and cash
 equivalents                             (160)               1,310

CASH AND CASH EQUIVALENTS,
 Beginning of Period                     1,470                   0

CASH AND CASH EQUIVALENTS,
 End of Period                           1,310               1,310

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to March 31, 1999
(page 1 of 2)


                                 Common Stock                  Additional
                                 Number of                        Paid-in
                                 shares               Amount      Capital
Common stock issued
for services, April 1997
at $.0025 per share            3,960,000               9,900            -

Common stock issued for
cash, September 1997
at $.0625 per share              120,000               7,500            -

Common stock issued
for services, June 1998
at $.025 per share               460,000              11,500            -

Common stock issued
for services, July 1998
at $.05 per share                 80,000               4,000            -

Rent provided at
 no charge                             -                   -          900

Expenses paid by
shareholders                           -                   -        2,640

Net loss for the
 period ended
 March 31, 1999                        -                   -            -

Balance
 March 31, 1999                4,620,000              32,900        3,540

The accompanying notes are an integral part of these financial statements. Buffalo Capital VII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to March 31, 1999
(page 2 of 2)

                                              Deficit
                                          Accumulated
                                           during the               Total
                                          development         Stockholder
                                                stage              equity

Common stock issued
for services, April 1997
at $.0025 per share                                 -               9,900

Common stock issued for
cash, September 1997
at $.0625 per share                                 -               7,500

Common stock issued
for services, June 1998
at $.025                                            -              11,500

Common stock issued
for services, July 1998
at $.05                                             -               4,000

Rent provided at
 no charge                                          -                 900

Expenses paid by
shareholders                                        -               2,640

Net loss for the period
 period ended March 31, 1999                 (35,880)            (35,880)

Balance March 31, 1999                       (35,880)                 560

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VII, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 1999


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

Fiscal year
The Company has selected a December 31 fiscal year end.

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


2.     STOCKHOLDERS' EQUITY

As of March 31, 1999, a total of 4,620,000 shares of common stock were issued and outstanding. A total of 495,000 Units were issued pursuant to the terms of a Pre-Incorporation Consultation and Subscription Agreement dated April 1, 1997. The Units were issued for consideration consisting of preincorporation services by directors and promoters valued at $.0025 per Unit (or a total of $3,300 per person). Each of the units consisted of one share of common stock, two Class A Warrants to purchase common stock for $2.00 per share, and one Class B Warrant to purchase common stock for $4.00 per share. Issuance of the Units was approved in the organizational consent dated September 20, 1997. Pursuant to a Consent of Directors dated September 30, 1997, an additional 5,000 Units were issued to each of three shareholders. These Units were issued for cash consideration of $.125 per Unit, or a total of $2,500 per person.

On December 15, 1997, the Board of Directors authorized a 2-for-1 stock split, increasing the number of issued and outstanding shares and decreasing the stock basis by half. The number of outstanding warrants was not changed. On June 1, 1998, the Board of Directors authorized the issuance of 115,000 shares of common stock for consideration consisting of consulting services valued at $0.10 per share (or a total of $11,500). On July 17, 1998, the Board of
Directors authorized a 4-for-1 stock split, thereby increasing the number of issued and outstanding shares to 4,540,000 and decreasing the stock basis by three quarters. On July 20, 1998, the Board of Directors authorized the issuance of 80,000 shares of common stock for consideration consisting of legal services valued at $0.05 per share (or a total of $4,000), thereby increasing the total number of shares of common stock issued and outstanding to 4,620,000 (as of March 31, 1999). All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock splits.

Preferred Stock: The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences and between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

3.     RELATED PARTY TRANSACTIONS

The Company's directors and officers are also principal shareholders. Each has received approximately 32% of the outstanding shares. In each case, the shares were issued for services provided which have been valued at $6,600.

The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $4,425 for legal services rendered, $600 of which was capitalized as organizational costs, with $-0- payable at March 31, 1999.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

As of March 31, 1999, various expenses totaling $2,640 were paid for by the shareholders of the Company. Additional paid-in capital was increased to reflect these payments.

4.     SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

As mentioned in Note 3, the Company has incurred $900 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organizational costs of $130.

5.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $35,800 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $6,800, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC
Section 381.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of March 31, 1999, reflects a current asset value of $1,310 in the form of cash, a total asset value of $1,780, which includes cash and organizational costs which have been capitalized, and current liabilities of $1,220.

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

Results of Operations.

During the period from September 19, 1997 (inception) through March
31, 1999, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $35,880 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in the Management Discussion and Analysis portion of this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the effort to seek business opportunities, the need for additional financing, the possibility of generating revenue from operations, and the like.

       The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) There have been no reports on Form 8-K for the quarter ending March 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL VII, LTD.
(Registrant)

Date: May 17, 1999

/s/_______________________________
Grant Peck, President