Form 10QSB
period 1999-06-30
WORKFIRE COM INC
filed 1999-08-16
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999

[ ]            TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission file number 0-23871

                               WORKFIRE.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                                84-1434323
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

    1708 DOLPHIN AVENUE, SUITE 400, KELOWNA, BRITISH COLUMBIA, V1Y 9S4 CANADA
                    (Address of principal executive offices)

                                 (250) 717-8966
                           (Issuer's telephone number)

                            BUFFALO CAPITAL VII, LTD.
                  7331 S. MEADOW COURT, BOULDER, COLORADO 80301
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             13,940,017 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                 AUGUST 13, 1999

         Transitional Small Business Disclosure Format (check one); Yes___ No_X_

Exhibit index on page 17                                      Page 1 of 20 pages


WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet
Unaudited

JUNE 30, 1999
==============================================================================================================
Assets

Current assets
     Cash                                                                                        $     168,324
     Accounts receivable                                                                                 3,924
     Prepaid expenses                                                                                   33,333
--------------------------------------------------------------------------------------------------------------
                                                                                                       205,581

Due from related parties                                                                                37,439

Capital assets                                                                                          55,163

--------------------------------------------------------------------------------------------------------------
                                                                                                 $     298,183
==============================================================================================================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities                                                    $      39,689

Minority interest                                                                                       29,691


Stockholders' Equity
     Share capital                                                                                     835,091
     Deficit accumulated during the development stage                                                 (601,255)
     Foreign currency translation adjustment                                                            (5,033)

--------------------------------------------------------------------------------------------------------------
                                                                                                       228,803

--------------------------------------------------------------------------------------------------------------
                                                                                                 $     298,183
==============================================================================================================


WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Consolidated Statement of Loss and Deficit
Unaudited


===============================================================================================================

                                                                       Six month                          From
                                                                       period ended                  inception
                                                                       June 30, 1999               July 7,1998
                                                                                              to June 30, 1999
---------------------------------------------------------------------------------------------------------------

Revenue
     Interest                                                          $      6,390                      7,965

Expenses
     Research and development
         Consultants                                                         14,483                     15,042
         Internet access charges                                              2,266                      4,384
         Purchased research and development                                      -                     100,000
         Salaries and benefits                                              158,633                    255,713
         -----------------------------------------------------------------------------------------------------
                                                                            175,382                    375,139
     General and administrative
         Amortization                                                         6,533                     10,477
         Marketing and promotion                                                263                     15,598
         Office and administration                                           35,540                     48,125
         Professional fees                                                   30,551                     41,524
         Rent and utilities                                                  26,260                     38,058
         Salaries and benefits                                               75,146                    134,340
         Travel                                                               7,889                     23,964
         -----------------------------------------------------------------------------------------------------
                                                                            182,182                    312,086

--------------------------------------------------------------------------------------------------------------
Loss for the period, before minority interest                          $   (351,174)                  (679,260)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                      40,308                     78,005
------------------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD                                                        (310,866)                  (601,255)

Deficit, beginning of period,
   As previously stated                                                    (328,086)                        -
   ADJUSTMENT FOR MINORITY INTEREST IN SUBSIDIARY                            37,697                         -
--------------------------------------------------------------------------------------------------------------
Deficit, beginning of period, as restated                                  (290,389)                        -


DEFICIT, END OF PERIOD                                                 $   (601,255)                  (601,255)
==============================================================================================================


Weighted average number of shares outstanding during the period                                     25,892,745


Loss per share                                                                                    $      (0.01)
---------------------------------------------------------------------------------------------------------------


WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
Unaudited


===============================================================================================================
                                                                       Six month                          From
                                                                       period ended                  Inception
                                                                       June 30, 1999              July 7, 1998
                                                                                               to June 30,1999
===============================================================================================================

Cash provided by (used in):

Operations
     Loss for the period                                                    $    (310,866)            (601,255)
     Items not involving cash:
         Amortization                                                               6,533               10,477
         Minority interest                                                        (40,308)             (78,005)
     Changes in non-cash working capital:
         Accounts receivable                                                          373               (3,924)
         Prepaid expenses                                                         (28,007)             (33,333)
         Accounts payable and accrued liabilities                                  23,673               39,689
     ---------------------------------------------------------------------------------------------------------
                                                                                 (348,602)            (666,351)

Financing
     Advances to related parties                                                  (26,918)             (37,439)
     Repayment of advances from related parties                                    (9,943)                   -
     Issue of common shares for cash                                              262,667              942,880
     Issue of common shares upon reorganization and stock purchase                    560                  560
     ---------------------------------------------------------------------------------------------------------
                                                                                  226,366              906,001

Investments
     Expenditures on capital assets                                               (18,622)             (65,640)

Foreign currency translation adjustment                                            (6,476)              (5,686)

--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                      (147,334)             168,324

Cash, beginning of period                                                         315,658                    -

--------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $     168,324              168,324
--------------------------------------------------------------------------------------------------------------


WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Period from January 1, 1999 to June 30, 1999

================================================================================

     Workfire.com, Inc. (the "Company") is a development stage company and was incorporated on September 19, 1997 under the laws of the state of Colorado. The Company's principal business activity, through its 88.51% owned subsidary, Workfire.com (formerly Workfire Technologies Inc.), is the development of software to deliver extended internet services to internet users (the "Workfire" technology). The Company changed its name from Buffalo Capital VII on June 18, 1999.

1.   SIGNIFICANT ACCOUNTING POLICIES:

     a)   Translation of Financial Statements

     The Company's  subsidiary,  Workfire Development  Corporation,  operates in
         Canada and its operations are conducted in Canadian currency.

     Except as otherwise noted, these statements are presented in United States currency for the convenience of readers accustomed to United States currency. The method of translation applied is as follows:

         i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.50.

         ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date. iii) The net adjustment arising from the translation is recorded as a separate component of stockholders' equity called "foreign currency translation adjustment".

     b)  Basis of consolidation

         The consolidated financial statements include the accounts of the Company and it's 88.51% owned subsidiary Workfire.com (formerly Workfire Technologies Inc.), ("WF") and WF's wholly-owned subsidiaries, Workfire Technologies International Inc. ("WTII") and Workfire Development Corporation ("WDC").

         Effective June 18, 1999, Buffalo Capital VII, Ltd. ("BC7") acquired 88.51% of the outstanding common shares of WF. As WF shareholders obtained control of BC7 through the exchange of their shares of WF for shares of BC7, the acquisition of WF has been accounted for in these consolidated financial statements as a reverse acquisition. Effective June 18, 1999, BC7 adopted the name, Workfire.com, Inc. ("WFI"); and formally changed to this name on July 12, 1999. Consequently, the consolidated statements of loss and deficit and cash flows reflect the results of operations and changes in financial position of WF, and its wholly-owned subsidiaries WTII and WDC, for the six month period ended June 30, 1999, combined with those of the legal parent, WFI, from

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to June 30, 1999

================================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         acquisition on June 18, 1999, in accordance with generally accepted accounting principles for reverse acquisitions.

         In these notes to the consolidated financial statements, the Company, prior to the business combination with WF, is referred to as BC7, and after completion of the business combination and name change, is referred to as WFI.

         The minority interest in the Company's subsidiary, WF, represents the minority shareholders' 11.49% share of stockholder's equity less their proportionate share of the loss of WF.

     c)  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d)  Financial instruments

         The fair values of cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. It is not possible to determine the fair value of amounts due from/to related parties as a maturity date is not determinable. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

     e)  Capital assets

         Capital assets are stated at cost. Amortization is provided using the following methods and annual rates:

         ====================================================================
         Asset                                       Method                 Rate
         --------------------------------------------------------------------

         Office equipment                 Declining balance                  20%
         Computer equipment               Declining balance                  30%
         Computer software                Declining balance                 100%
         Incorporation costs                  Straight line                  20%
         --------------------------------------------------------------------

         Amortization is provided at one-half the annual rates in the year of acquisition.

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to June 30, 1999

================================================================================

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     f)  Technology

         Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Technological feasibility has not been established at December 31, 1998 and therefore all costs of acquiring, developing and enhancing the Workfire technology are charged to earnings as incurred.

     g)  Loss per share

         Loss per share has been calculated using the weighted average number of common shares outstanding during the period. The full exercise of the stock options referred to in note 7 is anti-dilutive and consequently loss per share on a fully diluted basis has not been presented.

2.   BUSINESS COMBINATION:

     Effective June 18, 1999, WF and BC7 executed a reorganization and stock purchase agreement. BC7 issued 10,375,662 common shares to the shareholders of WF in consideration for 88.51% of the issued and outstanding common shares of WF on the basis of 1 common share of BC7 for every common share of WF. As the former shareholders of WF obtained control of BC7 through the share exchange, this transaction has been accounted for in these financial statements as a reverse acquisition and the purchase method of accounting has been applied. Under reverse acquisition accounting, WF is considered to have acquired BC7 with the results of BC7's operations included in the consolidated financial statements from the date of acquisition. The acquisition has been recorded at the net asset value of BC7 at the date of acquisition. The acquisition details are as follows:

     Net assets acquired
       Cash                                                               1,310
       Organizational costs                                                 470
       Accounts payable                                                  (1,220)
--------------------------------------------------------------------------------
                                                                            560
================================================================================

     Consideration given for net assets acquired
     10,375,662 Common shares issued                                        560
================================================================================

     As WF is deemed to be the continuing entity, share capital of WFI (formerly
     BC7) has been increased by $798,091 as a result of accounting for this combination as a reverse acquisition.

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to June 30, 1999

================================================================================

2.   BUSINESS COMBINATION(CONTINUED):

     The consolidated statements of loss and deficit and cash flows reflect the results of operations and changes in financial position of WF, the legal subsidiary, for the six month period ended June 30, 1999, combined with those of WFI the legal parent, from June 18, 1999, being the effective date of the acquisition, to June 30, 1999. 3. CASH:

     Included in cash is $15,650 restricted for credit purposes on corporate credit cards. The funds will be released upon the company completing one year of operations.

4.   DUE FROM RELATED PARTIES:

     Amounts due from related parties are unsecured with no stated terms of repayment and do not bear interest.

5.   CAPITAL ASSETS:

     =====================================================================================================
                                                                             Accumulated              Net book
                                                              Cost          amortization                 value
     -----------------------------------------------------------------------------------------------------

     Office equipment                                $      12,377          $      1,188         $      11,189
     Computer equipment                                     45,802                 6,491                39,311
     Computer software                                       4,390                 2,190                 2,200
     Incorporation costs                                     1,413                   283                 1,130
     Leasehold improvements                                  1,658                   325                 1,333
     -----------------------------------------------------------------------------------------------------
                                                     $      65,640          $     10,477         $      55,163
     =====================================================================================================

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to June 30, 1999

================================================================================



6.   STOCKHOLDERS' EQUITY:

     a)  Authorized:
              100,000,000 common voting shares, no par value
               10,000,000 non-voting preferred shares, no par value

     b)  Common Shares Issued and Outstanding

         The continuity of the Company's issued and outstanding share capital, is as follows:

WORKFIRE.COM:                                                                           NUMBER OF
                                                                                        SHARES           AMOUNT
                                                                                        ------           ------
Balance, December 31, 1998                                                                    12,372,533       $ 680,213

Voluntary retirement of common shares by shareholder                                         (1,000,000)
                                                                                                                       -

Issued for cash                                                                                  350,222         262,667

                                                                                        ---------------------------------
Workfire.com balance June 18, 1999                                                            11,722,755         942,880

Number of shares held by dissenting shareholders
to business combination with Buffalo Capital VII(BC7)                                        (1,347,093)       (108,349)

Common shares of BC7 issued to WF shareholders
                                                                                        ---------------------------------
at time of business combination on June 18, 1999                                              10,375,662         834,531
                                                                                        ---------------------------------

WORKFIRE.COM INC.:

Buffalo Capital VII balance, December 31, 1998                                                 4,620,000          33,650

Expenses paid by shareholder on behalf of the Company                                                              2,790
                                                                                                       -

Common shares issued upon 5.804688 to 1 stock split                                           22,197,658
                                                                                                                       -
                                                                                        ---------------------------------
                                                                                              26,817,658          36,440

Voluntary retirement of common shares by shareholders                                       (23,253,303)
                                                                                                                       -

                                                                                        ---------------------------------
                                                                                               3,564,355          36,440

Increase in the book value of BC7's share capital to that of WF                                                  798,091
                                                                                                       -

                                                                                        ---------------------------------
BC7 balance, June 18, 1999 prior to business combination with WF                               3,564,355         834,531



WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to June 30, 1999

----------------------------------------------------------------------------------------------------------

6.       STOCKHOLDERS' EQUITY (CONTINUED):


         Shares of BC7 issued to Workfire.com  shareholders to Acquire 88.51% of the shares of WF (above) recorded at the carrying
         Value of BC7's net assets (note 2)                                                   10,375,662
                                                                                                                    560

                                                                                       ---------------------------------
         WFI balance, June 30, 1999                                                           13,940,017        835,091
                                                                                       ---------------------------------


     c)  Stock option plan:

         For the Company, 1,375,840 common shares have been reserved for issuance of stock options to key employees. Of this amount, the following options were granted in during and up to the period ended June 30th, 1999:

         =====================================================================================================
                         Stock options issued
                during period and outstanding                   Exercise price                          Expiry
                             at June 30, 1999                        per share                            Date

         ------------------------------------- -------------------------------- -------------------------------
                                       306,375                 Cdn $2.93                         June 19, 2009
         ------------------------------------- -------------------------------- -------------------------------
                                       306,375
         ------------------------------------- -------------------------------- -------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the consolidated financial statements of the Company. This report includes certain forward-looking statements, which reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements based upon, among other things, the Company's ability to raise additional capital, the Company's ability to complete its products in a timely manner, the Company's ability to produce a product which is accepted by the marketplace, and the Company's ability to compete within its target market.

HISTORY

         The Company was incorporated under the laws of the State of Colorado on September 19, 1997. The Company has one subsidiary, Workfire.com, a Nevada corporation ("Workfire-Nevada"). As the result of a Reorganization and Stock Purchase Agreement between the Company and Workfire-Nevada, the Company acquired 88.51% of the issued and outstanding shares of Workfire-Nevada.

         The Company, through Workfire-Nevada, is completing a distributed Internet performance enhancing system. Workfire's proprietary and robust system intended to provide Internet users and content providers with products which improve the performance and usability of the Internet. The Company's Genetic Caching system is intended to provide performance improvements and bandwidth savings through better management of the transmission of data between a web site and an end-user. The Genetic Caching server software will be marketed to large content providers who are looking for a competitive edge and are motivated to make their customers' browsing experience as enjoyable as possible. The Company's client software will be marketed to all Internet users. Management intends to segment the market between different Internet access methods so the benefits of the technology can be clearly presented to each segment.

         The Company's system will consist of a server product as well as an easy to install client application, which will run in the background. The server component will be placed at the content provider's web site and will handle all requests coming to the web site. The client will process the user's Internet requests without intruding on the user's activities. The client and server software will be distributed through alpha and beta programs to investors and screened beta testers before it is released. The product is currently in the development phase. Alpha versions of the product have been integrated into working live demonstrations. The beta version of the product is expected in September of 1999 with full product launch expected during the 4th quarter of 1999.

         The Company is a development stage company which has suffered losses from operations, requires additional financing, and ultimately needs to complete development of its product, generate revenues, and successfully attain profitable operations to realize the value of its software product and remain a going concern.

PLAN OF OPERATION

MARKETING

         The Company intends to expand its marketing and sales forces over the next 12 months as the product is launched and customers are signed on. The bulk of the Company's marketing efforts will be conducted on the Internet and via direct sales to large content providers. There will also be significant expenditures at large industry trade shows such as Fall Comdex and Spring Internet World. The Company has budgeted $1.57 million for its marketing efforts over from July 1999 to July 2000. This amount includes salaries, advertising and all other marketing activities.

         The Company anticipates hiring approximately 10 people for sales and marketing over the next 12 months from the date of this report. The new employees include a Vice President of Marketing/Sales as well as a direct sales force which will be responsible for signing up content providers. Public Relations and Graphic Design will be outsourced as required. Projections for these requirements have been included in the marketing budget.

         The Company intends to attend a small number of large trade shows, and to focus its efforts to maximize the benefits of these trade shows. The first of these trade shows will be Fall Comdex in November 1999. The expected cost of attending Fall Comdex and the Company's public relations efforts surrounding the are estimated to be approximately $100,000. Management believes that the other trade shows the Company attends will have comparable costs.

         Management intends to use a flexible pricing model for the initial pricing of the Company's products as the Company is attempts to develop a customer base of high profile content providers. Over time, management believes the pricing model will develop in a similar fashion to other software server models. Pricing for the server will range from $2,000 to $30,000 depending on the amount of traffic a content provider experiences on a regular basis. In addition, the Company intends to sell technical support contracts to customers. Pricing for support has not yet been established.

RESEARCH AND DEVELOPMENT

         During the next twelve months the Company intends to perform various Internet research and development activities. The areas of research will include:

        o  optimization  techniques  for  Internet  protocols  such as  HTTP;
        o  advanced  compression  techniques for text, images,  audio/video; and
        o  research into caching optimization techniques.

         These activities will require high speed Internet connectivity and state-of-the-art server systems. The research will be conducted by engineers and mathematicians.

         The Company anticipates hiring at least 15 to 20 new employees over the next twelve month period. Additionally, during the next twelve months the Company plans to purchase approximately $75,000 to $100,000 worth of computer equipment to provide new employees with the tools required for programming.

         Management believes the Company has sufficient working capital to fund its operations through October 1999.

RESULTS OF OPERATIONS

         For the six months ended June 30, 1999, the Company received interest revenue of $6,390, compared to interest revenue of $1,575 from inception to December 31, 1998. The increase is attributable to increased cash deposits during the first six months of 1999.

         The Company has incurred a net loss of $601,255 from July 7, 1998 (date of inception) through June 30, 1999, due to continuing costs of raising capital, normal expenses of operating over an extended period of time, and due to funds applied to research and development. In addition, an investment of $100,000 was made when Workfire purchased the exclusive rights to its proprietary technology.

         General and administration expenses were $182,182 and $312,086 for the six months ended June 30, 1999 and from date of inception to June 30, 1999, respectively. General and administrative spending consisted primarily of costs associated with salaries for marketing and administrative staff, expenses incurred to attend COMDEX in Las Vegas in November 1998, professional fees relating to the Company's acquisition of Workfire-Nevada and a registration statement filed with the Securities and Exchange Commission by Workfire-Nevada, and additional expenses related to Company expansion. The Company anticipates that these expenses will continue to increase as the Company completes development of its software and begins to distribute its products.

         Research and development costs were $375,139 from date of inception to June 30, 1999. Research and development costs primarily were made up of expenses related to engineering design work and testing on the Workfire Technology, bandwidth requirements relating to that testing, and the cost of the purchase of the initial Workfire Technology. Research and development expenses for the six months ended June 30, 1999 were $175,382 compared to $199,757 for the period from inception to December 31, 1998. During the six months ended June 30, 1999, the Company experienced increases in consulting fees ($14,483) and salaries and benefits ($158,633). Generally, the increases in consulting fees and salaries and benefits are attributable to increased development of the Workfire Technology. The Company expects research and development spending to increase significantly as the Company completes the commercial development of its Technology, and begins to market its product.

         The introduction of the Company's technology to the market will be influenced by the Company's ability to obtain further funding, enter into strategic relationships, and complete commercial development of its technology and develop further tests. There can be no assurance that the Company will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its commercial technology.

LIQUIDITY AND CAPITAL RESOURCES

         From July 7, 1998 to June 30, 1999, the Company has raised approximately $942,880 through private sales of stock. The Company requires additional funding to continue operations. Funds to continue operations will be applied to development of the Workfire Technology, establishing sales and marketing capabilities, and sales of the Company's product once development is completed. The Company is currently reviewing multiple avenues of future funding including a secondary offering of securities, private sale of equity or arrangements with strategic partners. The Company does not have any commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. The Company does not anticipate receiving significant funding from lenders.

         The Company incurred capital expenditures of approximately $65,640 in the period from inception to June 30, 1999. The Company anticipates significantly higher capital expenditures in the near future for computer equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules, which are subject to change due to a number of factors including development delays and availability of future financing.

         The Company's working capital at June 30, 1999, was $165,892, as compared to $309,265 at December 31, 1998. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Corporation should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1998, a substantial portion of the Corporation's remaining cash and working capital will be depleted.

         The Corporation had current liabilities of $39,689 at June 30, 1999, as compared to $16,016 at December 31, 1998.

YEAR 2000 COMPLIANCE

         Many existing computer systems and applications, and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond, but there can be no assurance that such upgrades will be completed on a timely basis or without incurring substantial costs. While the Company has evaluated its products for year 2000 compliance and believes that each is substantially year 2000 compliant, there can be no assurance that the Company's products are or will ultimately be year 2000 compliant. In addition, the Company believes that it is not possible to determine whether all of its customers' products into which the Company's products are incorporated will be year 2000 compliant because the Company has little or no control over the design production and testing of its customers' products. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. Although the Company is in the process of upgrading its software to address the year 2000 issue, there can be no assurance that such upgrades will be completed on a timely basis at reasonable costs, or that such upgrades will be able to anticipate all of the problems triggered by the actual impact of the year 2000. The Company also relies, directly and indirectly on external systems for the testing of substantially all of the Company's products and business enterprises such as customer, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from non-compliant year 2000 systems. Despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On June 10, 1999, the Company effected a 5.804688-for-one stock split, increasing the number of issued and outstanding shares by 22,197,658 shares.

                  On June 18, 1999, a change in control of the Company occurred, in conjunction with closing under a Reorganization and Stock Purchase Agreement. Prior to closing under the Reorganization and Stock Purchase Agreement, the Company had a total of 26,817,687 shares issued and outstanding. As the first step in the closing process certain shareholders of the Company agreed to voluntarily surrender for cancellation a total of 23,253,332 shares, leaving a total of 3,564,355 shares of common stock issued and outstanding.

                  Following the cancellation of shares, the Company issued 10,375,662 shares of its common stock, pursuant to Rule 506 of Regulation D, in exchange for 88.51% of the issued and outstanding common stock of Workfire.com, a Nevada corporation. The Company believes there were no more than 35 non-accredited investors issued shares in the exchange. As a result of that transaction, Workfire.com became an 88.51%-owned subsidiary of the Company.

                  As the third step in the closing process, certain persons, who are not affiliates of Workfire.com, purchased a total of 2,952,871 shares and all of the issued and outstanding Class A and Class B Warrants from prior shareholders of the Company. The Warrants were then canceled.

                  As a result of these transactions, on June 18, 1999, the Company had 13,940,017 issued and outstanding shares of common stock, of which 10,375,662 shares, or approximately 74.43%, were owned by persons who were previously shareholders of Workfire.com. Certain non-affiliated persons designated by Workfire.com own 2,952,871 shares, or approximately 21.18% of the issued and outstanding common stock, and persons who were previously shareholders of the Company owned a total of 611,484 shares or approximately 4.39% of the issued and outstanding common stock.

                  On June 19, 1999, the Board of Directors approved the issuance of stock options to key employees of the Company. Pursuant to the terms of the stock options, 306,375 shares of the Company's common stock has been reserved for issuance to the key employees. The options are exercisable at any through June 19, 2009 at a price of CDN$2.93 per share. The options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  A)       EXHIBITS


       REGULATION                                                                                              SEQUENTIAL
       S-B NUMBER                                             EXHIBIT                                         PAGE NUMBER
          3.1             Articles of Incorporation (1)<F1>                                                       N/A
          3.2             Bylaws (1)<F1>                                                                          N/A
          4.1             Warrant Agent Agreement (1)<F1>                                                         N/A
          4.2             Specimen Class A Warrant Certificate  (1)<F1>                                           N/A
          4.3             Specimen Class B Warrant Certificate (1)<F1>                                            N/A
           11             Statement Regarding Computation of Per Share Earnings                              See Financial
                                                                                                               Statements
           27             Financial Data Schedule                                                                 19
          99.1            Reorganization and Stock Purchase Agreement (2)<F2>                                     N/A
----------------------------

<F1>
(1) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

<F2>
(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 1999.

                  B) REPORTS ON FORM 8-K:

                  1. Form 8-K dated and filed June 18, 1999, reporting the closing of the Reorganization and Stock Purchase Agreement, under Item 1. Changes in Control of the Registrant.

                  2. Form 8-K/A Amendment No. 1 dated June 16, 1999, reporting the closing of the Reorganization and Stock Purchase Agreement, under Item 1. Changes in Control of the Registrant and Item 2. Acquisition or Disposition of Assets, and including the financial statements of businesses acquired.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WORKFIRE.COM, INC.



Date: August 13, 1999                      By:/s/TOM TAYLOR
                                              ----------------------------
                                                 Tom Taylor, President

                                   Exhibit 27

                             Financial Data Schedule