Form 10QSB
period 1999-09-30
WORKFIRE COM INC
filed 1999-11-15
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1999

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

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             14,046,080 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                NOVEMBER 15, 1999

Transitional Small Business Disclosure Format (check one); Yes___ No   X

Exhibit index on page 17                                      Page 1 of 20 pages



WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet
Unaudited

SEPTEMBER 30, 1999
=================================================================================================================
Assets
Current assets
    Cash                                                                               $       56,777
    Accounts receivable                                                                         3,837
    Prepaid expenses                                                                          106,479
    -------------------------------------------------------------------------------------------------------------
                                                                                              167,093


Capital assets                                                                                 59,181
-----------------------------------------------------------------------------------------------------------------
                                                                                       $      226,274
=================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued liabilities                                           $       47,698
    Due to related parties                                                                    143,264
                                                                                       --------------
                                                                                              190,962


Minority interest                                                                               3,820


Stockholders' Equity
    Share capital                                                                             895,973
    Deficit accumulated during the development stage                                         (859,420)
    Foreign currency translation adjustment                                                    (5,061)
    -------------------------------------------------------------------------------------------------------------
                                                                                               31,492
-----------------------------------------------------------------------------------------------------------------
                                                                                       $      226,274
=================================================================================================================


WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Consolidated Statement of Loss and Deficit
Unaudited
====================================================================================================================================

                                                                                                                           From
                                                                                              Nine month              inception
                                                                                            period ended        July 7, 1998 to
                                                                                      September 30, 1999     September 30, 1999

====================================================================================================================================

Revenue
    Interest                                                                         $             8,767                 10,342
Expenses
    Research and development
        Consultants                                                                               30,007                 30,566
        Internet access charges                                                                    2,929                  5,047
        Purchased research and development                                                             -                100,000
        Salaries and benefits                                                                    244,770                341,850
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                                 277,706                477,463
    General and administrative
      Amortization                                                                                 9,809                 13,757
      Marketing and promotion                                                                     70,282                 85,617
      Office and administration                                                                   46,570                 59,155
      Professional fees                                                                           57,700                 68,673
      Rent and utilities                                                                          43,317                 55,115
      Salaries and benefits                                                                      116,134                175,328
      Travel                                                                                      17,851                 33,926
      ------------------------------------------------------------------------------------------------------------------------------
                                                                                                 361,663                491,571

------------------------------------------------------------------------------------------------------------------------------------
Loss for the period, before minority interest                                        $          (630,602)              (958,692)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                           63,179                 99,272
------------------------------------------------------------------------------------------------------------------------------------


LOSS FOR THE PERIOD                                                                             (567,423)              (859,420)

Deficit, beginning of period,
   As previously stated                                                                         (328,086)                     -
   Adjustment for minority interest in subsidiary                                                 36,089                      -
------------------------------------------------------------------------------------------------------------------------------------
Deficit, beginning of period, as restated                                                       (291,997)                     -


DEFICIT, END OF PERIOD                                                               $          (859,420)              (859,420)
====================================================================================================================================

Weighted average number of shares outstanding during the period                                                      21,872,878

Loss per share                                                                                                  $         (0.02)
====================================================================================================================================



WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
Unaudited
====================================================================================================================================

                                                                                                                           From
                                                                                            Nine month                Inception
                                                                                          period ended             July 7, 1998
                                                                                    September 30, 1999     to September 30,1999

====================================================================================================================================
Cash provided by (used in):
Operations

    Loss for the period                                                           $           (567,423)                (859,420)
    Items not involving cash:
        Amortization                                                                             9,809                   13,757
        Minority interest                                                                      (63,179)                 (99,272)
    Changes in non-cash working capital:
        Accounts receivable                                                                        460                   (3,837)
        Prepaid expenses                                                                      (101,153)                (106,479)
        Accounts payable and accrued liabilities                                                31,682                   47,698
    --------------------------------------------------------------------------------------------------------------------------------
                                                                                              (689,804)              (1,007,553)

Financing

    Advances from related parties                                                              143,842                  143,264
    Issue of common shares for cash                                                            262,667                  942,880
    Issue of common shares for services                                                         56,250                   56,250
    Issue of common shares upon reorganization
       and stock purchase                                                                          560                      560
    --------------------------------------------------------------------------------------------------------------------------------
                                                                                               463,319                1,142,954

Investments
    Expenditures on capital assets                                                             (25,920)                 (72,938)

Foreign currency translation adjustment                                                         (6,476)                  (5,686)

------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                   (258,881)                  56,777

Cash, beginning of period                                                                      315,658                        -

------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $             56,777                   56,777
====================================================================================================================================

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States
Period from January 1, 1999 to September 30, 1999
================================================================================

     Workfire.com, Inc. (the "Company") is a development stage company and was incorporated on September 19, 1997 under the laws of the state of Colorado. The Company's principal business activity, through its 89% owned subsidiary, Workfire.com (formerly Workfire Technologies Inc.), is the development of software to deliver extended internet services to internet users (the "Workfire" technology). The Company changed its name from Buffalo Capital VII on June 18, 1999.

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

     b) Basis of consolidation

        The consolidated financial statements include the accounts of the Company and it's 89% owned subsidiary Workfire.com (formerly Workfire Technologies Inc.), ("WF") and WF's wholly-owned subsidiaries, Workfire Technologies International Inc. ("WTII") and Workfire Development Corporation ("WDC").

        Effective June 18, 1999, Buffalo Capital VII, Ltd. ("BC7") acquired 89% of the outstanding common shares of WF. As WF shareholders obtained control of BC7 through the exchange of their shares of WF for shares of BC7, the acquisition of WF has been accounted for in these consolidated financial statements as a reverse acquisition. Effective June 18, 1999, BC7 adopted the name, Workfire.com, Inc. ("WFI"), with shareholder approval of the name change on July 12, 1999. Consequently, the consolidated statements of loss and deficit and cash flows reflect the results of operations and changes in financial position of WF, and its wholly-owned subsidiaries WTII and WDC, for the nine month period ended September 30, 1999, combined with those of the legal parent, WFI, from acquisition on June 18, 1999, in accordance with generally accepted accounting principles for reverse acquisitions.

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to September 30, 1999
================================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        In these notes to the consolidated financial statements, the Company, prior to the business combination with WF, is referred to as BC7, and after completion of the business combination and name change, is referred to as WFI.

        The minority interest in the Company's subsidiary, WF, represents the minority shareholders' 11% share of stockholder's equity less their proportionate share of the loss of WF.

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

     e) Capital assets

        Capital assets are stated at cost. Amortization is provided using the following methods and annual rates:

        ========================================================================
        Asset                                         Method           Rate
        ------------------------------------------------------------------------

        Office equipment                   Declining balance            20%
        Computer equipment                 Declining balance            30%
        Computer software                  Declining balance           100%
        Incorporation costs                    Straight line            20%
        ------------------------------------------------------------------------

        Amortization is provided at one-half the annual rates in the year of acquisition.

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to September 30, 1999
================================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     f) Technology

        Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Technological feasibility has not been established at September 30, 1999 and therefore all costs of acquiring, developing and enhancing the Workfire technology are charged to earnings as incurred.

     g) Loss per share

        Loss per share has been calculated using the weighted average number of common shares outstanding during the period. The full exercise of the stock options referred to in note 6 is anti-dilutive and consequently loss per share on a fully diluted basis has not been presented.

2.   BUSINESS COMBINATION:

     Effective June 18, 1999, WF and BC7 executed a reorganization and stock purchase agreement. BC7 issued 10,431,725 common shares to the shareholders of WF in consideration for 89% of the issued and outstanding common shares of WF on the basis of 1 common share of BC7 for every common share of WF. As the former shareholders of WF obtained control of BC7 through the share exchange, this transaction has been accounted for in these financial statements as a reverse acquisition and the purchase method of accounting has been applied. Under reverse acquisition accounting, WF is considered to have acquired BC7 with the results of BC7's operations included in the consolidated financial statements from the date of acquisition. The acquisition has been recorded at the net asset value of BC7 at the date of acquisition. The acquisition details are as follows:

     Net assets acquired
       Cash                                                        1,310
       Organizational costs                                          470
       Accounts payable                                           (1,220)
     ---------------------------------------------------------------------------
                                                                     560
     ===========================================================================

     Consideration given for net assets acquired
     10,431,725 Common shares issued                                 560
     As WF is deemed to be the continuing entity, share capital of WFI (formerly
     BC7) has been increased by $802,723 as a result of accounting for this combination as a reverse acquisition.

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to September 30, 1999
--------------------------------------------------------------------------------

2.   BUSINESS COMBINATION(CONTINUED):


     The consolidated statements of loss and deficit and cash flows reflect the results of operations and changes in financial position of WF, the legal subsidiary, for the nine month period ended September 30, 1999, combined with those of WFI the legal parent, from June 18, 1999, being the effective date of the acquisition, to September 30, 1999.

3.   CASH:

     Included in cash is $15,650 restricted for credit purposes on corporate credit cards. The funds will be released upon the company completing one year of operations.

4.   DUE FROM RELATED PARTIES:

     Amounts due from related parties are unsecured with no stated terms of repayment and do not bear interest.

5.   CAPITAL ASSETS:


     ====================================================================================
                                                         Accumulated          Net book
                                          Cost          amortization             value
     ------------------------------------------------------------------------------------

     Office equipment            $      12,268        $        2,296    $        9,972
     Computer equipment                 52,557                 8,219            44,338
     Computer software                   5,042                 2,546             2,496
     Incorporation costs                 1,413                   304             1,109
     Leasehold improvements              1,658                   392             1,266
     ----------------------------------------------------------------------------------------
                                 $      72,938        $       13,757    $       59,181
     ====================================================================================

WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to September 30, 1999
================================================================================



6.   STOCKHOLDERS' EQUITY:

     a) Authorized:
           100,000,000 common voting shares,  no par value
            10,000,000 non-voting preferred shares, no par value

     b) Common Shares Issued and Outstanding

         The continuity of the Company's issued and outstanding share capital, is as follows:

WORKFIRE.COM:                                                                                  NUMBER OF
                                                                                                  SHARES          AMOUNT
                                                                                                  ------          ------
Balance, December 31, 1998                                                                    12,372,533     $   680,213

Voluntary retirement of common shares by shareholder                                         (1,000,000)               -

Issued for cash                                                                                  350,222         262,667

                                                                                       ---------------------------------
Workfire.com balance September 30, 1999                                                       11,722,755         942,880

Number of shares held by dissenting stockholders
to business combination with Buffalo Capital VII (BC7)                                       (1,291,030)       (103,717)

Common shares of BC7 issued to WF shareholders                                         ---------------------------------
at time of business combination on June 18, 1999                                              10,431,725         839,163
                                                                                       ---------------------------------

WORKFIRE.COM INC.:

Buffalo Capital VII balance, December 31, 1998                                                 4,620,000          33,650

Expenses paid by shareholder on behalf of the Company                                                  -           2,790

Common shares issued upon 5.804688 to 1 stock split                                           22,197,658               -
                                                                                       ---------------------------------
                                                                                              26,817,658          36,440

Voluntary retirement of common shares by shareholders                                       (23,253,303)               -

                                                                                       ---------------------------------
                                                                                               3,564,355          36,440

Increase in the book value of BC7's share capital to that of WF                                        -         802,723

                                                                                       ---------------------------------
BC7 balance, June 18, 1999 prior to business combination with WF                               3,564,355         839,163






WORKFIRE.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period from January 1, 1999 to September 30, 1999
================================================================================

6.   STOCKHOLDERS' EQUITY (CONTINUED):



        Shares of BC7 issued to Workfire.com shareholders to Acquire 89.00% of the shares of WF (above) recorded at the carrying
        Value of BC7's net assets (note 2)                                                    10,431,725             560

        Shares issued for services during period(net of minority interest)                        50,000          56,250

                                                                                       ---------------------------------
        WFI balance, September 30, 1999                                                       14,046,080         895,973
                                                                                       ---------------------------------



     c) Stock option plan:

        For the Company, 1,381,839 common shares have been reserved for issuance of stock options to key employees. Of this amount, the following options were granted in during and up to the period ended September 30th, 1999:

========================================================================================================
                 Stock options issued
        during period and outstanding                    Exercise price                          Expiry
                at September 30, 1999                         per share                            Date

--------------------------------------------------------------------------------------------------------
                              306,375                         Cdn $2.93                   June 19, 2009
--------------------------------------------------------------------------------------------------------
                                5,999                       US   $1.1875               September 7,2004
========================================================================================================
                              312,374
========================================================================================================

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

HISTORY

         The Company was incorporated under the laws of the State of Colorado on September 19, 1997. The Company has one subsidiary, Workfire.com, a Nevada corporation ("Workfire- Nevada"). As the result of a Reorganization and Stock Purchase Agreement between the Company and Workfire-Nevada, the Company acquired 89.00% of the issued and outstanding shares of Workfire-Nevada.

         The Company, through Workfire-Nevada, is completing a distributed Internet performance enhancing system. Workfire's proprietary and robust system is intended to provide Internet users and content providers with products which improve the performance and usability of the Internet. The Company's Genetic Caching system is intended to provide performance improvements and bandwidth savings through better management of the transmission of data between a web site and an end-user. The Genetic Caching server software will be marketed to large content providers who are looking for a competitive edge and are motivated to make their customers' browsing experience as enjoyable as possible. The Company's client software will be marketed to all Internet users. Management intends to segment the market between different Internet access methods so the benefits of the technology can be clearly presented to each segment.

         The Company's system will consist of a server product as well as an easy to install client application, which will run in the background. The server component will be placed at the content provider's web site and will handle all requests coming to the web site. Both the client and the server are intended to improve web performance independently, and should further improve performance when used together. The client is intended to process the user's Internet requests without intruding on the user's activities. The Company intends to distribute the client and server software through alpha and beta programs to investors and screened beta testers prior to release. The system is currently in the development phase. As of the date of this report, Beta versions of the server product have been integrated into working live demonstrations. The full product launch of the Workfire Server is expected in January 2000.

         The Company is a development stage company which has suffered losses from operations, requires additional financing, and ultimately needs to complete development of its product, generate revenues, and successfully attain profitable operations to realize the value of its software product and remain a going concern.

PLAN OF OPERATION

MARKETING

         The Company intends to expand its marketing and sales forces during the next 12 months as the product is launched and the Company begins selling to customers. The bulk of the Company's marketing efforts will be conducted on the Internet and via direct sales to large content providers. There will be significant expenditures relating to the Company's attendance at large industry trade shows such as Fall Comdex and Spring Internet World. The Company has budgeted $1.57 million for its marketing efforts from November 1999 to November 2000. This amount includes salaries, advertising and all other marketing activities.

         During the next 12 months, the Company anticipates hiring approximately 10 people for sales and marketing, including a Vice President of Marketing/Sales and a direct sales force which will be responsible for sales to content providers. Public Relations and Graphic Design will be outsourced as required. Salaries for these employees have been included in the Company's marketing budget.

         The Company intends to attend a small number of large trade shows and focus its marketing efforts to maximize the benefits of these trade shows. The first of these trade shows will be Fall Comdex in November 1999. The expected cost of attending Fall Comdex and the Company's public relations efforts surrounding Fall Comdex are estimated to be approximately $75,000. Management believes that the other trade shows the Company plans to attend will have comparable costs.

         Management intends to use a flexible pricing model for the initial pricing of the Company's products as the Company attempts to develop a customer base of high profile content providers. Over time, management believes the pricing model will develop in a similar fashion to other software server models. Pricing for the server will range from $2,500 to $25,000 depending on the amount of traffic a content provider experiences on a regular basis. In addition, the Company intends to sell technical support contracts to customers. Management estimates that one year of technical support will be priced at 40% of the cost of the product.

RESEARCH AND DEVELOPMENT

         During the next twelve months the Company intends to perform various Internet research and development activities. The areas of research will include:

         *  optimization techniques for Internet protocols such as HTTP;
         *  advanced compression techniques for text, images, audio/video; and
         *  research into caching optimization techniques.

         These activities will require high speed Internet connectivity and state-of-the-art server systems. The research will be conducted by engineers and mathematicians.

         The Company anticipates hiring at least 15 to 20 new employees for research and development over the next twelve months. Additionally, during the next twelve months the Company plans to purchase approximately $75,000 to $100,000 worth of computer equipment to provide new employees with the tools required for programming.

         Management believes the Company has sufficient working capital to fund its operations through December 1999.

RESULTS OF OPERATIONS

         For the nine months ended September 30, 1999, the Company received interest revenue of $8,767, compared to interest revenue of $1,575 from inception to December 31, 1998. The increase is attributable to increased cash deposits during the first nine months of 1999.

         The Company has incurred a net loss of $859,420 from July 7, 1998 (date of inception) through September 30, 1999, due to continuing costs of raising capital, normal expenses of operating over an extended period of time, and research and development expenses. In addition, an investment of $100,000 was made when Workfire purchased the exclusive rights to its proprietary technology.

         General and administration expenses were $361,663 and $491,571 for the nine months ended September 30, 1999, and from date of inception to September 30, 1999, respectively. For the nine months ended September 30, 1999, general and administrative spending consisted primarily of costs associated with salaries for marketing and administrative staff ($116,134), and expenses incurred for marketing and press conferences for Internet World in New York and Comdex in Las Vegas ($70,282). Also included in general and administrative costs were professional fees of $57,700, a majority of which were incurred in conjunction with the share exchange of Workfire.com for Workfire.com Inc. shares, which occurred June 18th, 1999. The increases are attributable to the increase in the size of the company requiring increased administration spending in the areas of rent and office supplies as well as the expenses relating to operating a public vs. private company. The Company anticipates that these expenses will continue to increase as the Company completes development of its software and begins to distribute its products.

         From inception to September 30, 1999, the Company spent $477,463 on research and development activities. Research and development costs primarily consist of expenses related to engineering design work and testing on the Workfire Technology ($341,850), bandwidth requirements relating to that testing ($5,047), and the cost of the purchase of the initial Workfire Technology ($100,000). For the nine months ended September 30, 1999, research and development expenses were $277,706. During the nine months ended September 30, 1999, the Company incurred consulting fees of $30,007 and salaries and benefits of $244,770. Generally, the increases in consulting fees and salaries and benefits are attributable to the increased development of the Workfire Technology. The Company expects research and development spending to increase significantly as the Company completes the commercial development of its Technology, and begins to market its product.

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

         On September 30, 1999, shareholders holding 1,291,030 shares of Workfire-Nevada common stock, gave notice to the Company of their intention to dissent from the share exchange between the Company and Workfire-Nevada. Pursuant to the General Corporation Law of the State of Nevada, the dissenting shareholders of Workfire-Nevada were paid the fair value of their shares, which was determined by a third-party accounting firm at $.057 per share. On October 28, 1999, the dissenting shareholders notified the Company that they believe the fair value of their common stock, prior to the share exchange, was higher. The dissenting shareholders have demanded that the Company pay them $0.75 per share, plus interest, which represents a difference of $0.693 per share or an aggregate of $894,684. The Company must pay the dissenting shareholders the amount demanded on or before December 27, 1999, or must institute a proceeding, in the appropriate court in the State of Nevada, to determine the fair value. If the Company institutes a proceeding to determine the fair value of the shares, the Company may have to bear the entire cost of the proceeding, its legal fees, and the legal fees of the dissenting shareholders.

LIQUIDITY AND CAPITAL RESOURCES

         From July 7, 1998 to September 30, 1999, the Company has raised approximately $942,880 through private sales of stock. In the period ended September 30, 1999, approximately $143,000 was advanced from two private companies, controlled by shareholders of the Company. As of the date of this report, the terms of repayment have not been finalized; however, these advances bear interest at prevailing market rates.

         The Company incurred capital expenditures of approximately $72,938 from inception to September 30, 1999. The Company anticipates significantly higher capital expenditures in the near future for computer equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules, which are subject to change due to a number of factors including development delays and availability of future financing.

         The Company's working capital at September 30, 1999, was $(23,869), as compared to $309,265 at December 31, 1998. This decrease was due to the Company using its capital in the normal course of business. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1998, a substantial portion of the Company's remaining cash and working capital will be depleted.

         The Company had current liabilities of $190,962 at September 30, 1999, as compared to $16,016 at December 31, 1998. The increase is due in large part to the short-term loans received in the period.

         The Company requires additional funding to continue operations, develop the Workfire Technology, establish sales and marketing capabilities, and generate sales once product development is completed. On November 5, 1999, the Company announced that it had entered into an agreement with a financial advisory firm to provide financing for Workfire-Nevada. Details regarding the financing have not been finalized.

         As a result of obtaining the financial commitment, the Company's Board of Directors has determined to distribute all of the Company's shares of Workfire-Nevada pro rata to the Company's shareholders of record as at the close of business on November 12, 1999.

         It is expected that the Company will seek another business opportunity upon completion of the share distribution, as well as a change of its corporate name and trading symbol.

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

         On June 18, 1999, a change in control of the Company occurred, in conjunction with closing under a Reorganization and Stock Purchase Agreement. Prior to closing under the Reorganization and Stock Purchase Agreement, the Company had a total of 26,817,658 shares issued and outstanding. As the first step in the closing process certain shareholders of the Company agreed to voluntarily surrender for cancellation a total of 23,253,303 shares, leaving a total of 3,564,355 shares of common stock issued and outstanding.

         Following the cancellation of shares, the Company issued 10,431,725 shares of its common stock, pursuant to Rule 506 of Regulation D, in exchange for 89% of the issued and outstanding common stock of Workfire.com, a Nevada corporation. As a result of that transaction, Workfire.com became an 89%-owned subsidiary of the Company.

         As the third step in the closing process, certain persons, who are not affiliates of Workfire.com, purchased a total of 2,952,871 shares and all of the issued and outstanding Class A and Class B Warrants from prior shareholders of the Company. The Warrants were then canceled.

         As a result of these transactions, on June 18, 1999, the Company had 13,996,080 issued and outstanding shares of common stock, of which 10,431,725 shares, or approximately 74.54%, were owned by persons who were previously shareholders of Workfire.com. Certain non-affiliated persons designated by Workfire.com own 2,952,871 shares, or approximately 21.18% of the issued and outstanding common stock, and persons who were previously shareholders of the Company owned a total of 611,484 shares or approximately 4.39% of the issued and outstanding common stock.

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

         During September 1999, the Board of Directors approved the issuance of stock options to Headline Technologies Ltd. to purchase up to 5,999 shares of the Company's common stock, in exchange for technical audit, research and development services. Pursuant to the terms of the stock options, 5,999 shares of the Company's common stock has been reserved for issuance to Headline Technologies Ltd. The options are exercisable at any through September 7, 2004 at a price of $1.1875 per share. The options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         During September 1999, the Company issued 25,000 shares of common stock to The MacLean Marketing Group, Inc. at a price of $1.125 per share, in exchange for marketing services. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         During September 1999, the Company issued 20,000 shares of common stock to Revell-Pechar, Inc. at a price of $1.125 per share, in exchange for public relations services. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         During September 1999, the Company issued 5,000 shares of common stock to Mars Hill Virtual Management Inc. at a price of $1.125 per share, in exchange for Internet web page design services and sales assistance. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
            99.1              Reorganization and Stock Purchase Agreement (2)<F2>                  N/A

<F1>
        (1) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

<F2>
        (2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 18, 1999.

         B)     REPORTS ON FORM 8-K:

                None.

                                   SIGNATURES
            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  WORKFIRE.COM, INC.


Date: November 15, 1999                           By:/s/TOM TAYLOR
                                                  Tom Taylor, President

                                   Exhibit 27
                             Financial Data Schedule