Form 10KSB
period 1999-12-31
BCS INVESTMENT CORP
filed 2000-04-14
CIK 1047295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-23871

                           BCS INVESTMENT CORPORATION
                 (Name of small business issuer in its charter)

                    COLORADO                          84-1434323
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)


    1708 DOLPHIN AVENUE, SUITE 400, KELOWNA, BRITISH COLUMBIA, V1Y 9S4 CANADA
         (Address of principal executive offices)          (Zip Code)


         Issuer's telephone number, including area code: (250) 717-8966

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                  NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ___


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            Issuer's revenues for its most recent fiscal year. $8,847

               Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 11, 2000: $2,242,267 (See Item 5)

    Number of shares outstanding of registrant's Common Stock, no par value, as of April 11, 2000: 14,046,080 (See Item 11)

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes ___ No _X_


Exhibit index on consecutive page 21                         Page 1 of 51 Pages

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS.

The Company was incorporated under the laws of the State of Colorado on September 19, 1997. From its inception to June 18, 1999, the Company operated as a "shell" company and its business plan was to seek out and take advantage of business opportunities that may have the potential for profit, and to acquire such businesses, or a controlling interest therein.

On June 18, 1999, a change in control of the Company occurred in conjunction with closing under a Reorganization and Stock Purchase Agreement between the Company and Workfire.com, a Nevada corporation ("Workfire-Nevada"). As the result of the Reorganization and Stock Purchase Agreement, the Company acquired 89.00% of the issued and outstanding shares of Workfire-Nevada.

Prior to closing, the Company adopted the assumed name of Workfire.com, Inc. At a shareholders' meeting held July 12, 1999, the name change was formally approved with the shareholders approving Articles of Amendment to the Articles of Incorporation of the Company.

Workfire-Nevada is completing a distributed Internet performance enhancing system. Workfire-Nevada's proprietary and robust system is intended to provide Internet users and content providers with products which improve the performance and usability of the Internet. Workfire-Nevada's Genetic Caching system is intended to provide performance improvements and bandwidth savings through better management of the transmission of data between a web site and an end-user. The Genetic Caching server software will be marketed to large content providers who are looking for a competitive edge and are motivated to make their customers' browsing experience as enjoyable as possible. Workfire-Nevada's client software will be marketed to all Internet users. Workfire-Nevada intends to segment the market between different Internet access methods so the benefits of the technology can be clearly presented to each segment.

In connection with an offer to provide funding to Workfire-Nevada, on November 5, 1999, the Board of Directors of the Company approved a resolution to distribute all of the shares of Workfire-Nevada owned by the Company, pro rata to the Company's shareholders (the "Share Distribution"). The Share Distribution was made to shareholders of record as at the close of business on November 12, 1999.

On February 7, 2000, the Company's shareholders approved a change of the Company's name to BCS Investment Corporation. As a result of the Share Distribution, the Company has no subsidiary, no current operations and no material assets. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation."

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act and, consequently, a violation of such Act could subject the Company to material adverse consequences.

INVESTMENT ADVISERS ACT OF 1940

Under Section 202(a)(11) of the Investment Advisers Act of 1940, as amended, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. The Company shall only seek to locate a suitable merger of acquisition candidate, and does not intend to engage in the business of advising others in investment matters for a fee or otherwise.

FORWARD LOOKING STATEMENTS

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), the Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward looking statements.

PLAN OF OPERATION

The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, the Company's Board of Directors expects that it will provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not anticipate that it will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless a merger or acquisition target is identified.

GENERAL BUSINESS PLAN

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Management anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings required under the Securities Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors. The Company will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, except for the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will most likely be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. As of the date of this report, the Company does not have any contracts or agreements with any outside consultants and none are contemplated.

Management will not restrict the Company's search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage or is already operating. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. Furthermore, management does not intend to seek capital to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. If additional funding is necessary, management and/or shareholders will continue to provide capital or arrange for outside funding. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management's agreements with the Company contain no negative covenants that would impede or prevent consummation of a proposed transaction. There is no assurance, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in the dissolution of the Company.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until a merger or acquisition is consummated, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of the Company's securities.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's "due diligence" investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated previously, the Company will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the Securities Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

YEAR 2000 DISCLOSURE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company currently has no material assets, including any personal property such as computers, it is not anticipated that the Company will suffer any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after it consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is consummated.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

NO REVENUE AND MINIMAL ASSETS. The Company, as a result of the Share Distribution, has no operations or revenues. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, the success of its operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance management will be able to negotiate a business combination on terms favorable to the Company.

NO STANDARDS FOR BUSINESS COMBINATION. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which the Company will require a target business opportunity to have achieved. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 40 hours per month to the business of the Company. The Company has not entered into employment agreements with any of its current officers and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "Directors, Executive Officers, Promoters and Control Persons."

CONFLICTS OF INTEREST - GENERAL. Officers and directors of the Company may participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 15(d) of the Securities Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

GOVERNMENT REGULATION. Although the Company will be subject to the reporting requirements under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act and, consequently, violation of such Act could subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management and/or affiliates of the Company to sell or transfer all or a portion of the Company's common stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If the Company's shares are traded for less than $5 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless (1) the Company's net tangible assets exceed $5,000,000 during the Company's first three years of continuous operations or $2,000,000 after the Company's first three years of continuous operations; or (2) the Company has had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as the Company's Common Stock is subject to the penny stock rules, the holders of the Common Stock may find it difficult to sell the Common Stock of the Company.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

EMPLOYEES

The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting an aggregate of 40 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. The Company does not expect any significant changes in the number of employees, until the Company completes a business combination.

The Company's officers and directors may become involved with other companies who have a business purpose similar to that of the Company. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "shell" company they are affiliated with, they will disclose the opportunity to all such companies.


ITEM 2.          DESCRIPTION OF PROPERTY.

The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities.

The Company operates from its offices at 1708 Dolphin Avenue, Suite 400, Kelowna, British Columbia, V1Y 9S4 Canada. Space is provided to the Company on a rent free basis by Workfire Development Corporation, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.


ITEM 3.          LEGAL PROCEEDINGS.

None.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Shares have been listed on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") operated by the National Association of Securities Dealers (the "NASD"), since approximately October 16, 1999. The Company's shares were listed under the symbol "BUFK", until approximately June 21, 1999. As a result of the Reorganization and Stock Purchase Agreement, the Company's symbol changed to "WKFR" and its shares were traded under that symbol until approximately February 11, 2000. Currently, the Company's shares are listed under the symbol "BCSC". The following table sets forth the range of high and low closing bid quotations of the common stock for each quarter since October 16, 1999:


                                                                               BID OR TRADE PRICES


1999 FISCAL YEAR                                                        HIGH                            LOW

Quarter Ending 06/30/99...................................             $6.125                          $4.438
Quarter Ending 09/30/99...................................             $6.000                          $1.000
Quarter Ending 12/31/99...................................             $2.750                          $0.312



The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The last reported bid and ask prices of the Company's Common Stock by the OTC Bulletin Board were both $0.5625, respectively, on February 11, 2000.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of April 11,  2000,  there were 142 record  holders of the  Company's  Common
Stock.

During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.


ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company was incorporated under the laws of the State of Colorado on September 19, 1997. From its inception to June 18, 1999, the Company operated as a "shell" company and its business plan was to seek out and take advantage of business opportunities that may have had the potential for profit, and to acquire such businesses, or a controlling interest therein.

On June 18, 1999, a change in control of the Company occurred, in conjunction with closing under a Reorganization and Stock Purchase Agreement between the Company and Workfire-Nevada. As the result of a Reorganization and Stock Purchase Agreement, the Company acquired 89.00% of the issued and outstanding shares of Workfire-Nevada. On November 5, 1999, the board of directors of the Company approved a resolution to distribute all of the shares of Workfire-Nevada owned by the Company, pro rata to the Company's shareholders. The Share Distribution was made to shareholders of record as at the close of business on November 12, 1999.

As of the date of this report the Company had no source of income and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

Accordingly, the financial statements for the year ended December 31, 1999, reflect the operations and cash flows of Workfire-Nevada for the period January 1, 1999 to November 12, 1999, combined with those of the parent (the shell company) from acquisition on June 18, 1999. The comparative figures for the period from July 7, 1998 to December 31, 1998 are those of Workfire-Nevada.

PLAN OF OPERATION

The Company currently has no capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional financing it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for the Company's securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, the Company's Board of Directors expects that it will provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not anticipate that it will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless a merger or acquisition target is identified.

LIQUIDITY

The Company's cash flows from operating activities during 1999 and 1998 were $(713,497) and $(317,749), respectively. The increase from 1998 to 1999 is attributed to the Company's increased net loss during the 1999 fiscal year. The Company's cash flows from financing activities during 1999 and 1998 were $507,728 and $679,635, respectively. The Company's financing activities during 1999 consisted primarily of the issuance of common shares for cash ($262,667) and advances from a shareholder ($224,990). The Company expended $108,363 and $47,018 on capital assets during 1999 and 1998, respectively. The increase is related to the acquisition of a significant amount of computer assets and equipment during 1999.

At December 31, 1999 and 1998, the Company had working capital of $11,313, and $309,265, respectively. The decrease in working capital is a result of the distribution of the shares of Workfire-Nevada to the Company's shareholders. Workfire-Nevada was the Company's operating subsidiary and the loss of the operating subsidiary has left the Company with no material assets.

Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. See "Results of Operations" below. The Company presently has no external sources of cash and is dependent upon its management and shareholders for funding.

ASSETS

At December 31, 1999, the Company had total assets of $25,206, compared to total assets of $378,876 at December 31, 1998. The majority of the Company's assets at December 31, 1999, consisted of prepaid marketing expenses. At December 31, 1998, the majority of the Company's assets consisted of cash. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates pay operating expenses.

During the fiscal years ended December 31, 1999, and 1998 the Company had net losses of $793,190 and $328,086, respectively. Due to the Share Distribution as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial and compelling doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain identify a suitable acquisition target, close such acquisition, obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.

IMPACT OF THE YEAR 2000

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. The only software utilized by the Company is a general ledger accounting program. Management believes the Company does not face significant internal risk from computer failure or errors due to the Year 2000 Issue. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved. As of the date of this report, the Company has not experienced any problems related to the Year 2000.


ITEM 7.          FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company are:

         NAME              AGE          TITLE(S)
         ----              ---          --------
         Nicholas Miller   48           President since November 1999
                                        Director since June 1999

         Philip Stern      40           Director since June 1999
                                        Treasurer and Secretary since April 2000

Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

NICHOLAS MILLER. Mr. Miller has over 25 years of experience in both small entrepreneurial and large corporate structures, and over 18 years of direct P & L responsibility. As the founder of several high-technology oriented corporations, Mr. Miller has accumulated a wealth of experience in high-technology start-ups, marketing, management, and the financing of new ventures.

From 1994 to 1996, Mr. Miller was Founder, President, CEO and Chairman of the DataLink Systems Corporation. DataLink is a leading provider of Personal Information Services delivered using wireless technologies, including alphanumeric paging, digital cellular/PCS short message service, cellular digital packet data and other emerging personal communications technologies. Before DataLink, he owned a consulting practice that provided advice to emerging growth and middle-market companies in the US and Canada, and founded a number of companies in the software distribution and manufacturing sectors.

PHILIP STERN. Since 1996, Mr. Stern has operated as a consultant through his company, Net Q & A, Inc., providing business plan development services primarily to clients in the high-technology sector. From 1990 through 1996, Mr. Stern was CEO of Simon/Ross & Associates, Inc., which was engaged in the business of providing MacIntosh computer training. From 1986 to 1988, he directed the customer marketing function for MDI Mobile Data International which was engaged in the business of development and sale of mobile data communications system. He holds a bachelor's degree from McGill University and an MBA from Harvard Business School.

There are no family relationships between any executive officer and/or director of the Company.

LEGAL PROCEEDINGS

To the best of the Company's knowledge, during the past five years no director, person nominated to become a director, executive officer, promoter or control person of the Company has:

         (1) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Had any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

PRIOR "SHELL" COMPANY EXPERIENCE

None of the Company's officers and/or directors have had any direct experience in identifying emerging companies for investment and/or business combinations.

CONFLICTS OF INTEREST

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs.

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, Grant Peck, Dean Sessions, or Gary Joiner, former officers and directors of the Company, have not filed any Form 5's for the fiscal year ended December 31, 1999. Tom Taylor, a former officer and director of the Company and currently a principal shareholder of the Company, has not filed a Form 5 for the fiscal year ended December 31, 1999. Nicholas Miller, an officer and director of the Company, did not file any Form 3's upon being appointed as an officer and director of the Company. In addition, to the best of the Company's knowledge, other than reports filed by Tom and Allison Taylor, no reports were filed by any other persons who owned 10% or more of the Company's registered equity securities during the period covered by this report.


ITEM 10.          EXECUTIVE COMPENSATION.

The following table sets forth information for Grant W. Peck and Tom Taylor, the Chief Executive Officers ("CEO") of the Company during the fiscal year ended December 31, 1999. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                                                                      LONG TERM COMPENSATION
                                                                            ------------------------------------------

                                          ANNUAL COMPENSATION                        AWARDS              PAYOUTS
                                ---------------------------------------------------------------------------------------

                                                                OTHER       RESTRICTED     SECURITIES
                                                                ANNUAL        STOCK        UNDERLYING                  ALL OTHER
NAME AND                                                        COMPEN-       AWARDS        OPTIONS/       LTIP         COMPEN-
PRINCIPAL POSITION      YEAR        SALARY($)      BONUS($)    SATION ($)       ($)          SARS($)     PAYOUTS ($)   SATION ($)
------------------------------------------------------------------------------------------------------------------------------------

Grant W. Peck,          1999           -0-            -0-         -0-           -0-            -0-          -0-           -0-
President and Chief     1998           -0-            -0-         -0-           -0-            -0-          -0-           -0-
Executive Officer(1)<F1>1997           -0-            -0-         -0-           -0-            -0-          -0-           -0-

------------------------------------------------------------------------------------------------------------------------------------


                                                                                      LONG TERM COMPENSATION
                                                                            ------------------------------------------

                                          ANNUAL COMPENSATION                        AWARDS              PAYOUTS
                                ---------------------------------------------------------------------------------------

                                                                OTHER       RESTRICTED     SECURITIES
                                                                ANNUAL        STOCK        UNDERLYING                  ALL OTHER
NAME AND                                                        COMPEN-       AWARDS        OPTIONS/       LTIP         COMPEN-
PRINCIPAL POSITION      YEAR        SALARY($)      BONUS($)    SATION ($)       ($)          SARS($)     PAYOUTS ($)   SATION ($)
------------------------------------------------------------------------------------------------------------------------------------

Tom Taylor, President   1999(3)<F3> 84,000(C$)        -0-         -0-           -0-            -0-          -0-           -0-
President and Chief     1998(3)<F3> 32,000 (C$)       -0-         -0-           -0-        300,000(5)       -0-           -0-
Executive Officer(2)<F2>1997(3)<F3>     -0-           -0-         -0-           -0-            -0-          -0-           -0-

------------------------------------------------------------------------------------------------------------------------------------

Nicholas Miller,        1999           -0-            -0-         -0-           -0-            -0-          -0-           -0-
President and Chief     1998           -0-            -0-         -0-           -0-            -0-          -0-           -0-
Executive Officer(4)<F4>1997           -0-            -0-         -0-           -0-            -0-          -0-           -0-

------------------------------------------------------------------------------------------------------------------------------------

<F1>
(1)      Mr. Peck resigned effective June 18, 1999.
<F2>
(2) Mr. Taylor was appointed President and CEO effective June 19, 1999 and he resigned effective November 12, 1999.
<F3>
(3)      Compensation paid through Workfire-Nevada.
<F4>
(4)      Mr. Miller was appointed President and CEO effective November 12, 1999.
<F5>
(5)      Includes 150,000 options granted to his wife, Allison Taylor.


The Company does not have any employment contracts with any of its officers or directors. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company.

STOCK OPTION PLANS

During June 1999, the Company's board of directors adopted the Company's 1999 Stock Option Plan. The terms of the plan are summarized below. Options were granted under the plan to employees of Workfire-Nevada, which at the time was a subsidiary of the Company. As a result of the Share Distribution, these employees ceased to be employees of the Company and, as such, the options issued to those employees were terminated in accordance with the plan. As of April 11, 2000, no options were outstanding under the plan.

Pursuant to the 1999 Stock Option Plan (the "Plan") an aggregate of 1,375,840 shares of the Company's common stock (the "Available Shares") has been reserved for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the Company and consultants to the Company. The Plan also provides for annual adjustment in the number of Available Shares, commencing upon the beginning of the next fiscal year, to a number equal to 9% of the number of shares outstanding as of the end of the preceding fiscal year or 1,375,840 shares, whichever is greater.

The Plan is designed to (i) induce qualified persons to become employees, officers, or directors of the Company; (ii) reward such persons for past services to the Company; (iii) encourage such persons to remain in the employ of the Company or associated with the Company; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of business of the Company. No stock options have been granted under this Plan.

The  Plan  will  be  administered  by the  Board  of  Directors  (the  "Board").
Transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In addition to determining who will be granted Options, the Board has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board may determine which Options may be intended to qualify ("Incentive Stock Option") for special treatment under the Internal Revenue Code of 1986, as amended from time to time (the "Code") or Non-Qualified Options ("Non-Qualified Stock Options") which are not intended to so qualify. See "Federal Income Tax Consequences" below. The Board also may determine the time or times when each Option becomes exercisable, the duration of the exercise period for Options and the form or forms of the instruments evidencing Options granted under the Plan. The Board may adopt, amend, and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan. The Board may amend the Plan without shareholder approval where such approval is not required to satisfy any statutory or regulatory requirements.

Grants to employee directors and officer/directors can be either Non-Qualified Stock Options or Incentive Stock Options, to the extent that they do not exceed the Incentive Stock Option exercise limitations, and the portion of an option to an employee director or officer/director that exceeds the dollar limitations of Code Section 422 will be treated as a Non-Qualified Stock Option.

The Board also may construe the Plan and the provisions in the instruments evidencing options granted under the Plan to employee and officer participants and is empowered to make all other determinations deemed necessary or advisable for the administration of the Plan. The Board may not adversely affect the rights of any participant under any unexercised option or any potion thereof without the consent of such participant. This Plan will remain in effect until it is terminated by the Board, except that no Incentive Stock Option will be granted after December 15, 2009.

The Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations resulting in stock splits or combinations or exchanges of shares.

Participants in the Plan may be selected by the Board from employees and officers of the Company and its subsidiaries and consultants to the Company and its subsidiaries. In determining the persons to whom options will be granted and the number of shares to be covered by each option, the Board will take into account the duties of the respective persons, their present and potential contributions to the success of the Company, and such other factors as the Board deems relevant to accomplish the purposes of the Plan.

Only employees of the Company and its subsidiaries, as the term "employee" is defined for the purposes of the Code, and consultants to the Company will be entitled to receive Incentive Stock Options. Incentive Stock Options granted under the Plan are intended to satisfy all requirements for incentive stock options under Section 422 of the Code and the Treasury Regulations thereunder.

Each option granted under the Plan will be evidenced by a written option agreement between the Company and the optionee. The option price of any Incentive Stock Option may be not less than 100% of the Fair Market Value per share on the date of grant of the option; provided, however, that any Incentive Stock Option granted under the Plan to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the Fair Market Value per share on the date of grant of the Incentive Stock Option. Each Non-Qualified Stock Option granted under the Plan will be at a price no less than 85% of the Fair Market Value per share on the date of grant thereof. "Fair Market Value" per share as of a particular date is defined in the Plan as the last sale price of the Company's common stock as reported on a national securities exchange or on the NASDAQ System or, if none, the average of the closing bid and asked prices of the Company's common stock as reported by NASDAQ or, if such quotations are unavailable, the value determined by the Board in its discretion in good faith.

The exercise period of options granted under the Plan may not exceed ten years from the date of grant thereof. Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of the common stock of the Company will be for no more than five years. The Board will have the authority to accelerate or extend the exercisability of any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate. However, no exercise period may be extended to increase the term of the option beyond ten years from the date of the grant.

To exercise an option, the optionee must pay the full exercise price in cash, in shares of common stock having a Fair Market Value equal to the option price or in property or in a combination of cash, shares, and property and, subject to approval of the Board. The Board has the sole and absolute discretion to determine whether or not property other than cash or common stock may be used to purchase the shares of common stock thereunder and, if so, to determine the value of the property received.

An option may not be exercised unless the optionee then is an employee, officer, or director of the Company or its subsidiaries, and unless the optionee has remained continuously as an employee, officer, or director of the Company since the date of grant of the option. If the optionee ceases to be an employee, officer, or director of the Company or its subsidiaries other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, officer or director of the Company. All options which are not vested to an optionee, under the conditions stated in this paragraph for which employment ceases, will immediately terminate on the date the optionee ceases employment or association.

If an optionee dies while an employee, officer or director of the Company, or if the optionee's employment, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee's estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, or the rules thereunder. Options may be exercised, during the lifetime of the optionee, only by the optionee and thereafter only by his legal representative. An optionee has no rights as a shareholder with respect to any shares covered by an option until the option has been exercised.

As a condition to the issuance of shares upon the exercise of an option, the Company will require the optionee to pay to the Company the amount of the Company's tax withholding liability required in connection with such exercise. The Company, to the extent permitted or required by law, may deduct a sufficient number of shares due to the optionee upon exercise of the option to allow the Company to pay such withholding taxes. The Company is not obligated to advise any optionee of the existence of any tax or the amount which the Company will be so required to withhold.

FEDERAL INCOME TAX CONSEQUENCES

The federal income tax discussion set forth below is included for general information only. Optionees are urged to consult their tax advisors to determine the particular tax consequences applicable to them, including the application and effect of foreign, state, and local income and other tax laws.
INCENTIVE STOCK OPTIONS. No income results to the holder of an Incentive Stock Option upon the grant thereof or issuance of shares upon exercise thereof. The amount realized on the sale or taxable exchange of the Option Shares in excess of the option exercise price will be considered a capital gain, except that, if a sale, taxable exchange, or other disposition occurs within one year after exercise of the Incentive Stock Option or two years after the grant of the Incentive Stock Option (generally considered to be a "disqualifying disposition"), the optionee will realize compensation, for federal income tax purposes, on the amount by which the lesser of (i) the fair market value on the date of exercise or (ii) the amount realized on the sale of the shares, exceeds the exercise price. Any appreciation on the shares between the exercise date and the disposition will be taxed to the optionee as capital gain. The difference between the exercise price and the fair market value of the shares acquired at the time of exercise is a tax preference item for the purpose of calculating the alternative minimum tax on individuals under the Code. This preference amount will not be included again in alternative minimum taxable income in the year the taxpayer disposes of the stock.

NON-QUALIFIED STOCK OPTIONS. No compensation will be realized by the optionee of a Non-Qualified Stock Option at the time it is granted. Upon the exercise of a Non-Qualified Stock Option, an optionee will realize compensation for federal income tax purposes on the difference between the exercise price and the fair market value of the shares acquired at the time of exercise. If the optionee exercises a Non-Qualified Stock Option by surrendering shares of the Company's common stock, the optionee will not recognize income or gain at the time of exercise.

CONSEQUENCES TO THE COMPANY. The Company recognizes no deduction at the time of grant or exercise of an Incentive Stock Option and recognizes no deduction at the time of grant of a Non-Qualified Stock Option. The Company will recognize a deduction at the time of exercise of a Non-Qualified Stock Option on the difference between the option price and the fair market value of the shares on the date of grant. The Company also will recognize a deduction to the extent the optionee recognizes income upon a disqualifying disposition of shares underlying an Incentive Stock Option.

VESTING

Unless otherwise specified in an optionee's agreement, options granted under the Plan will become vested with the optionee over a two-year period, with one-sixth of the options vesting every four months, in addition to any other vesting requirements determined by the Board at the time of grant.

EMPLOYMENT AGREEMENTS

The Company does not have any employment agreements with any of its officers or directors.

DIRECTORS COMPENSATION

The Company does not compensate directors in their capacity as such. The Company does compensate directors for services provided in other capacities.


ITEM 11.          SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS  AND
                  MANAGEMENT.

The following table sets forth information, as of April 11, 2000, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:



---------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF                            SHARES OWNED BENEFICIALLY
BENEFICIAL OWNER                                     AND OF RECORD              PERCENT OF CLASS (1)<F1>
---------------------------------------------------------------------------------------------------------
Tom & Allison Taylor                                   2,971,348                        21.2%
3985 Gallaghers Circle
Kelowna, British Columbia
V1W 3Z9 Canada

---------------------------------------------------------------------------------------------------------
CEDE & Co.(2)<F2>                                      3,417,023                        24.4%
P.O. Box 222
Bowling Green Station
New York, NY 10274

---------------------------------------------------------------------------------------------------------
Lloydminister Enterprises Ltd.                         1,648,255                        11.8%
The Glassmill
1 Battersea Bridge Road
London, England SW11 3BG

---------------------------------------------------------------------------------------------------------
Eastlane Trading Limited                               1,401,578                        10.0%
28 Harcourt Street
Dublin 2 Ireland

---------------------------------------------------------------------------------------------------------
Walsall Trading Ltd.                                    762,458                          5.5%
c/o United House
14/16 Nelson Street
Douglas, Isle of Man

---------------------------------------------------------------------------------------------------------
Phillip Stern                                           35,880                           0.3%
49 Alberta Avenue
Toronto, Ontario
Canada M6H 2R5


---------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF                            SHARES OWNED BENEFICIALLY
BENEFICIAL OWNER                                     AND OF RECORD              PERCENT OF CLASS (1)<F1>
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Nicholas Miller                                           -0-                             --
8135 East Butherus, Suite 3
Scottsdale, Arizona 85260

---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Officers and directors as a group                       35,880                           .3%
(2 persons)
---------------------------------------------------------------------------------------------------------
-----------------

<F1>
(1) Where persons listed on this table have the right to obtain additional shares of common stock through the conversion of convertible securities within 60 days from the date of this Report, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 14,046,080 shares of common stock outstanding as of April 11, 2000.
<F2>
(2) CEDE & Co. holds the shares in nominee name on behalf of broker-dealer firms.

CHANGES OF CONTROL

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require the current shareholders of the Company to sell or transfer all or a portion of their common stock and/or resign from their positions as officers and/or directors of the Company. The resulting change in control of the Company could result in removal of the current management, and a corresponding reduction in or elimination of their participation in the future affairs of the Company.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2000, the Company owed $22,035 to Workfire-Nevada, a former subsidiary of the Company and current shareholder of the Company, for advances made to the Company for operating expenses.

Under the terms of the Reorganization Agreement and related agreements, Grant W. Peck and Dean F. Sessions, who were directors, officers and principal shareholders of the Company, and Gary S. Joiner who was a principal shareholder of the Company, each sold a substantial number of Class A and Class B Warrants. The warrants sold were part of the units issued by the Company at inception in consideration of pre-incorporation services rendered. At the time of issuance, the units were valued at a total of $17,400.

Pursuant to the Reorganization Agreement and related agreements, the selling price for such Warrants was a total of approximately $147,000. Accordingly, each of the former officers, directors and principal shareholders of the Company realized a substantial profit from the sale of Warrants under the Warrant Purchase Agreement executed in conjunction with the Reorganization Agreement.

The Company employed the law firm of Frascona, Joiner & Goodman, P.C., in which one of its former principal shareholders, Gary S. Joiner, is a shareholder, to provide legal services in connection with its organization, the registration of its shares, the filing of periodical reports under the Securities Exchange Act of 1934, and in conjunction with negotiation and closing under the Reorganization Agreement. This firm was paid fees for such services based upon the normal hourly rates of the persons providing legal services.

Until June 1999, rent was provided to the Company at no charge by Grant W. Peck, the former President of the Company. Until the change of control, the Company accrued $50 per month as additional paid-in capital for this use.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:


    REGULATION                                                                                           CONSECUTIVE
    S-B NUMBER                                          EXHIBIT                                          PAGE NUMBER

       3.1           Articles of Incorporation, as amended (3)<F3>                                            34

       3.2           Bylaws (1)<F1>                                                                          N/A

       4.1           Warrant Agent Agreement (1)<F1>                                                         N/A

       4.2           Specimen Class A Warrant Certificate (1)<F1>                                            N/A

       4.3           Specimen Class B Warrant Certificate (1)<F1>                                            N/A

       4.4           Stock Option Plan                                                                        37

        11           Statement Re: Computation of Per Share Earnings                                 See Financial Statements

        27           Financial Data Schedule                                                                  50

       99.1          Reorganization and Stock Purchase Agreement (2)<F2>                                     N/A

---------------------------

<F1>
(1) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

<F2>
(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 18, 1999.

<F3>
(3) The Company's Articles of Incorporation are incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998. The amendments to the Articles of Incorporation relating to the change of the Company's name from Buffalo Capital VII, Ltd. to Workfire.com, Inc. and its subsequent change from Workfire.com, Inc. to BCS Investment Corporation are being filed as Exhibit 3.1 to this Form 10-KSB.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         Form  8-K  dated  November  5,  1999  reporting  the   distribution  of
         Workfire-Nevada shares to shareholders of the Corporation and an agreement with a third-party to provide funding to Workfire-Nevada.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BCS INVESTMENT CORPORATION



Dated: April 13, 2000               By:/S/NICHOLAS MILLER
                                            Nicholas Miller, President

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                             TITLE                                         DATE


/S/NICHOLAS MILLER                                    President and Director
Nicholas Miller                                       (Principal Executive Officer)                 APRIL 13, 2000


                                                      Secretary, Treasurer and Director
/S/PHILIP STERN                                       (Principal Financial and Accounting Officer)
Philip Stern                                                                                        APRIL 14, 2000


                        Financial Statements of

                        WORKFIRE.COM, INC.

                        (A Development Stage Enterprise)

                        December 31, 1999

AUDITORS' REPORT TO THE STOCKHOLDERS

We have audited the balance sheets of Workfire.com, Inc., a development stage enterprise, as at December 31, 1999 and 1998 and the statements of loss, stockholders' equity and comprehensive income and cash flows for the fiscal periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the fiscal periods then ended in accordance with generally accepted accounting principles in the United States of America.



/S/KPMG LLP





Kelowna, Canada
February 14, 2000

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Balance Sheets
$ United States

December 31, 1999 and 1998

==================================================================================================
                                                                  1999                        1998
--------------------------------------------------------------------------------------------------
ASSETS

Current assets
     Cash                                                  $         -                 $   315,658
     Accounts receivable                                             -                       4,297
     Prepaid expenses                                           25,206                       5,326
     ---------------------------------------------------------------------------------------------
                                                                25,206                     325,281

Due from related parties                                             -                      10,521

Capital assets                                                       -                      43,074
--------------------------------------------------------------------------------------------------
                                                           $    25,206                 $   378,876
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
     Accounts payable and accrued liabilities              $    13,893                 $    16,016

Due to related party (note 3)                                   22,035                       9,943


Stockholders' equity (deficiency)
     Capital stock (note 4)                                     58,133                       2,080
     Additional paid in capital                                837,370                     678,133
     Deficit accumulated during the development stage         (905,402)                   (328,086)
     Accumulated comprehensive income                             (823)                        790
     ----------------------------------------------------------------------------------------------
                                                               (10,722)                    352,917
---------------------------------------------------------------------------------------------------

                                                           $    25,206                 $   378,876
===================================================================================================


See accompanying notes to financial statements.

Approved by the Board:


--------------------------------- Director


--------------------------------- Director

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Statements of Loss
$ United States

Year ended December 31, 1999 and period from incorporation on July 7, 1998 to December 31, 1998

================================================================================================================
                                                   From inception
                                                (July 7, 1998) to
                                                December 31, 1999                 1999                      1998
----------------------------------------------------------------------------------------------------------------

Revenue
     Interest                                     $        10,422         $      8,847             $       1,575

Expenses
     Research and development
        Consultants                                        42,049               41,490                       559
        Internet access charges                             8,454                6,336                     2,118
        Purchased research and development                100,000                   -                    100,000
        Salaries and benefits                             396,143              299,063                    97,080
        --------------------------------------------------------------------------------------------------------
                                                          546,646              346,889                   199,757
     General and administrative
        Amortization                                       26,820               22,876                     3,944
        Consulting                                         16,838               16,838                        -
        Foreign exchange                                   10,424               10,424                        -
        Interest on long term debt                          5,050                5,050                        -
        Marketing and promotion                           106,514               91,179                    15,335
        Office and administration                          53,148               40,563                    12,585
        Professional fees                                  73,856               62,883                    10,973
        Rent and utilities                                 49,849               38,051                    11,798
        Salaries and benefits                             171,321              112,127                    59,194
        Travel                                             52,860               36,785                    16,075
        Write off of loan receivable                       10,707               10,707                        -
        Write off of goodwill on purchase of
          shares held by minority stockholders             65,420               65,420                        -
        --------------------------------------------------------------------------------------------------------
                                                          642,807              512,903                   129,904
----------------------------------------------------------------------------------------------------------------
Loss before income taxes and minority interest         (1,179,031)            (850,945)                 (328,086)

Income taxes                                                2,234                2,234                        -
----------------------------------------------------------------------------------------------------------------
Loss before minority interest                          (1,181,265)            (853,179)                 (328,086)

Minority interest in loss of former subsidiary             59,989               59,989                        -
----------------------------------------------------------------------------------------------------------------
Net loss                                          $    (1,121,276)        $   (793,190)            $    (328,086)
================================================================================================================

Weighted average number of shares outstanding          12,589,664           13,350,662                11,020,374

Loss per share                                    $         (0.09)        $      (0.06)            $       (0.03)
================================================================================================================

See accompanying notes to financial statements.

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Statements of Stockholders' Equity and Comprehensive Income
$ United States

Year ended December 31, 1999 and period from incorporation on July 7, 1998 to December 31, 1998

==================================================================================================================================
                                                                                          Deficit
                                                                                      Accumulated
                                        Number                     Additional          During the       Accumulated
                                            of       Capital          Paid in         Development     Comprehensive
                                        Shares         Stock          Capital               Stage            Income          Total
----------------------------------------------------------------------------------------------------------------------------------
WTI
----------------------------------------------------------------------------------------------------------------------------------
Issued July 7, 1998 for cash
 at $0.0001 per share                8,032,000   $       803       $        -        $          -     $           -     $      803
Issued August 19, 1998 for
 cash at Cdn $0.20 (US $0.13)        1,250,000           125          166,542                   -                 -        166,067
Issued August 20, 1998 for
 cash at Cdn $1.00 (US $0.67)          350,000            35          233,298                   -                 -        233,333
Adjustment to record business
 combination (note 2(b))             2,368,000         1,080           (1,070)                  -                 -             10
Issued effective November 23, 1998
 pursuant to Offering Disclosure
 Document at $0.75 per share           372,533            37          279,363                   -                 -        279,400
Loss                                         -             -                -            (328,086)                -       (328,086)
Foreign currency translation
 adjustment                                  -             -                -                   -               790            790
----------------------------------------------------------------------------------------------------------------------------------
WTI balance, December 31, 1998      12,372,533         2,080          678,133            (328,086)              790        352,917
Issued March 11, 1999 pursuant to
 Offering Disclosure Document at
 $0.75 per share                       350,222            35          262,632                   -                 -        262,667
Voluntary cancellation of shares
 by shareholder, June 18, 1999      (1,000,000)         (100)             100                   -                 -              -
----------------------------------------------------------------------------------------------------------------------------------
WTI balance, June 18, 1999, prior
 to reorganization and stock
 purchase by BC7                    11,722,755   $      2,015      $  940,865        $   (328,086)    $         790     $  615,584
==================================================================================================================================
BC7
==================================================================================================================================
BC7 balance, December 31, 1998       4,620,000   $     32,900      $      750        $    (31,796)    $           -     $    1,854
Expenses paid by stockholder
 on behalf of the Company                    -              -           2,790                   -                 -          2,790
Issued June 14, 1999 upon
 5.804688 to 1 stock split          22,197,658              -               -                   -                 -              -
Voluntary cancellation of shares by
 stockholders, June 18, 1999       (23,253,303)       (28,527)         28,527                   -                 -              -
Increase in the book value of BC7's
 stockholders' equity to 89% of WTI          -         (2,580)        805,303            (260,201)              703        543,225
----------------------------------------------------------------------------------------------------------------------------------
BC7 balance, June 18, 1999 prior to
 reorganization and purchase of WTI
 stock                               3,564,355          1,793         837,370            (291,997)              703        547,869
Issued upon reorganization and
 purchase of 89% WTI stock, recorded
 at the book value of BC7's tangible
 net assets                         10,431,725             90               -                   -                 -             90
Issued October 6, 1999 for
 services at $1.125 per share           45,000         50,625               -                   -                 -         50,625
Issued November 9, 1999
 for services at $1.125 per share        5,000          5,625               -                   -                 -          5,625
Adjustment to record distribution of WFI's
 shares of WTI to stockholders,
 November 12, 1999                           -              -               -             179,785                 -        179,785
Loss                                         -              -               -            (793,190)                -       (793,190)
Foreign currency translation adjustment      -              -               -                   -            (1,526)        (1,526)
-----------------------------------------------------------------------------------------------------------------------------------
WFI balance, December 31, 1999      14,046,080   $     58,133      $  837,370        $   (905,402)    $        (823)    $  (10,722)
===================================================================================================================================

Refer to note 1 a) for basis of reporting

See accompanying notes to financial statements.

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
$ United States

Year ended December 31, 1999 and period from incorporation on July 7, 1998 to December 31, 1998

==========================================================================================================
                                                    From inception
                                                 (July 7, 1998) to
                                                 December 31, 1999               1999                1998
----------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations
     Net loss                                       $   (1,121,276)       $  (793,190)       $   (328,086)
     Items not involving cash:
       Amortization                                         26,820             22,876               3,944
       Services paid with share consideration               31,044             31,044                  -
       Minority interest                                   (59,989)           (59,989)                 -
       Write off of goodwill on purchase of
         shares held by minority stockholders               65,420             65,420                  -
     Changes in non-cash working capital:
       Accounts receivable                                  (2,701)             1,596              (4,297)
       Prepaid expenses                                    (34,200)           (28,874)             (5,326)
       Accounts payable and accrued liabilities             63,636             47,620              16,016
     -----------------------------------------------------------------------------------------------------
                                                        (1,031,246)          (713,497)           (317,749)

Financing
     Advances (to) from related parties                     66,909             67,487                (578)
     Advances from shareholder                             224,990            224,990                  -
     Issue of common shares for cash                       942,880            262,667             680,213
     Issue of common shares upon reorganization
       and stock purchase                                       90                 90                  -
     Adjustment to record distribution of WTI shares
       to shareholders net of non-cash items               (50,126)           (50,126)                 -
     Proceeds from long term debt net of
       repayments                                           75,766             75,766                  -
     Purchase of shares held by minority
       shareholders                                        (73,146)           (73,146)                 -
     -----------------------------------------------------------------------------------------------------
                                                         1,187,363            507,728             679,635

Investments
     Expenditures on capital assets                       (155,381)          (108,363)            (47,018)

Foreign currency translation adjustment                       (736)            (1,526)                790
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                     -            (315,658)            315,658

Cash, beginning of period                                       -             315,658                  -
----------------------------------------------------------------------------------------------------------
Cash, end of period                                 $           -         $        -         $    315,658
==========================================================================================================

See accompanying notes to financial statements.

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
$ United States

Year ended December 31, 1999 and period from incorporation on July 7, 1998 to December 31, 1998
================================================================================

     Workfire.com, Inc. ("WFI" or the "Company") is a development stage company and was incorporated under the name of Buffalo Capital VII, Ltd. ("BC7") on September 19, 1997 under the laws of the state of Colorado. The Company adopted the name, Workfire.com, Inc. effective June 18, 1999 and formally changed its name from Buffalo Capital VII, Ltd. to Workfire.com, Inc. on July 12, 1999. During 1999, the Company's principal business activity, carried on through it's former subsidiary, Workfire.com (formerly Workfire Technologies Inc.) ("WTI"), was the development of software to deliver extended internet services to internet users. On November 12, 1999, the Company distributed its shares of Workfire.com on a prorata basis to its stockholders of record on that date and became a shell company with no active operations.

1.   SIGNIFICANT ACCOUNTING POLICIES:

     a)  Basis of reporting

         These financial statements include the accounts of the Company as noted below and the results of operations of its former wholly-owned subsidiary, WTI, and WTI's wholly-owned subsidiaries, Workfire Technologies International Inc. ("WTII") and Workfire Development Corporation ("WDC"), to November 12, 1999.

         Effective June 18, 1999, the Company acquired 89% of the outstanding common shares of WTI. As WTI stockholders obtained control of the Company through the exchange of their shares of WTI for shares of the Company, the acquisition of WTI has been accounted for in these financial statements as a reverse acquisition. On September 30, 1999, pursuant to the General Corporation Laws of the State of Nevada, WTI paid its dissenting stockholders represented by the residual 11% minority share ownership, what it determined to be the fair value of their shares, and subsequently cancelled the shares. On November 12, 1999, the Company distributed all of its shares of WTI on a prorata basis to its stockholders of record on that date. Consequently, the statements of loss and cash flows for the year ended December 31, 1999 reflect the results of operations and the cash flows of WTI, and its wholly-owned subsidiaries, WTII and WDC, for the period from January 1, 1999 to November 12, 1999, combined with those of the legal parent, WFI, from acquisition on June 18, 1999, in accordance with generally accepted accounting principles for reverse acquisitions. The comparative figures for the period from incorporation on July 7, 1998 to December 31, 1998 are those of the legal subsidiary, WTI.

         In these notes to the financial statements, the Company, prior to the business combination with WTI, is referred to as BC7, and after completion of the business combination and name change, is referred to as WFI.

     b)  Translation of financial statements

         The Company's former subsidiary, Workfire Development Corporation, operates in Canada and its operations are conducted in Canadian currency.

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Year ended December 31, 1999 and period from incorporation on July 7, 1998 to December 31, 1998
================================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     b)  Translation of financial statements (continued)

         These statements are presented in United States currency for the convenience of readers accustomed to United States currency. The method of translation applied prior to the Company's distribution of its ownership in WTI was as follows:

         i) Monetary assets and liabilities were translated at the rate of exchange in effect at the distribution date, being US $1.00 per Cdn $1.462.

         ii) Non-monetary assets and liabilities were translated at the exchange rate in effect at the transaction date.

         iii) Revenues and expenses were translated at the exchange rate in effect at the transaction date.

         iv)   The net adjustment arising from the translation was recorded as a
               separate  component  of  stockholders'   equity  called  "foreign
               currency translation adjustment".

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

     e)  Amortization of capital assets

         The capital assets of WTI were recorded at cost. Amortization was provided using the following methods and annual rates:

         =======================================================================
         Asset                                           Method             Rate
         -----------------------------------------------------------------------
         Office equipment                     Declining balance             20%
         Computer equipment                   Declining balance             30%
         Computer software                    Declining balance            100%
         Leasehold improvements                   Straight line             10%
         -----------------------------------------------------------------------

         Amortization was provided at one-half of the annual rates in the year of acquisition.

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Year ended December 31, 1999 and period from incorporation on July 7, 1998 to December 31, 1998
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     f)  Technology

         Software development costs of WTI have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Technological feasibility was not established at November 12, 1999 and therefore all costs of acquiring, developing and enhancing the Workfire technology were charged to earnings as incurred.

     g)  Loss per share

         Loss per share has been calculated using the weighted average number of common shares outstanding during the period. The full exercise of the stock options referred to in note 4 is anti-dilutive and consequently loss per share on a fully diluted basis has not been presented.

2.   BUSINESS COMBINATIONS:

     a) Effective June 18, 1999, BC7 and WTI executed a reorganization and stock purchase agreement. BC7 issued 10,431,725 common shares to the shareholders of WTI in consideration for 89% of the issued and outstanding common shares of WTI on the basis of 1 common share of BC7 for each common share of WTI.

         As the former shareholders of WTI obtained control of BC7 through the share exchange, this transaction was accounted for in these financial statements as a reverse acquisition and the purchase method of accounting was applied. Under reverse acquisition accounting, WTI is considered to have acquired BC7 with the results of BC7's operations included in the financial statements from the date of acquisition. The acquisition has been recorded at the tangible net asset value of BC7 at the date of acquisition. The acquisition details are as follows:

         Net assets acquired
           Cash                                                           1,310
           Accounts payable                                              (1,220)
         -----------------------------------------------------------------------
                                                                             90
         =======================================================================

         Consideration given for net assets acquired
           10,431,725 Common shares issued                                   90
         =======================================================================

         As WTI is deemed to be the continuing entity, stockholders' equity of WFI (formerly BC7) was increased by $543,225 as a result of accounting for this combination as a reverse acquisition.

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Year ended December 31, 1999 and period from incorporation on July 7, 1998 to December 31, 1998
--------------------------------------------------------------------------------

2.   BUSINESS COMBINATIONS (CONTINUED):

     b) Effective August 26, 1998, WTII and Tantallon Capital Inc. ("Tantallon") executed a business combination agreement. Tantallon issued 10,800,000 common shares to the shareholders of WTII in consideration for all of the issued and outstanding common shares of WTII on the basis of 1.12 common shares of Tantallon for every common share of WTII. As the former shareholders of WTII obtained control of Tantallon through the share exchange, this transaction has been accounted for in these financial statements as a reverse acquisition and the purchase method of accounting has been applied. Under reverse acquisition accounting, WTII is considered to have acquired Tantallon with the results of Tantallon's operations included in the consolidated financial statements from the date of acquisition. The acquisition has been recorded at the net asset value of Tantallon at the date of acquisition. The acquisition details are as follows:

         Net assets acquired
           Cash                                                              10
         =======================================================================
         Consideration given for net assets acquired
           10,800,000 Common shares issued                                   10
         =======================================================================

         Effective September 15, 1998, Tatallon merged with WTI with the continuing company using the name Workfire.com.

         The 1998 consolidated statements of loss, stockholders' equity and comprehensive income and cash flows reflect the results of operations and cash flows of WTII, the legal subsidiary, for the period from incorporation of WTII on July 7, 1998 to December 31, 1998, combined with those of WTI (formerly Tantallon) the legal parent, from August 26, 1998, being the effective date of the acquisition, to December 31, 1998.

3.   DUE TO RELATED PARTY:

     The amount due to related party is unsecured, non-interest bearing and without stated terms of repayment.

4.  CAPITAL STOCK:

    a)   Authorized:
             100,000,000 common voting shares, without par value
              10,000,000 non-voting preferred shares without par value

    b)   Stock option plan:

         The Company has reserved 1,375,840 common shares for issuance to officers and key employees pursuant to its Stock Option Plan. This amount is to be adjusted annually to be the greater of 9% of the issued common shares of the Company outstanding at the end of the immediately preceding fiscal year, or 1,375,840. Unless the option agreement executed by an optionee expressly otherwise provides, no portion of the options can be exercised until at least three months after the grant date (the "vesting date").

WORKFIRE.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Year ended December 31, 1999 and period from incorporation on July 7, 1998 to December 31, 1998
--------------------------------------------------------------------------------

4.   CAPITAL STOCK (CONTINUED):

     b)  Stock option plan (continued):

         The following stock options were granted during the year ended December 31, 1999:

==============================================================================================================================
       Number      Granted     Exercised      Expired          Number      Exercise
 outstanding,   during the    during the       during    outstanding,     price per
beginning of          year          year     the year     end of year         share         Expiry date         Vesting date
        year
------------------------------------------------------------------------------------------------------------------------------

           -         5,999             -            -           5,999     $  1.1875     September 7, 2004     December 7, 1999
           -        84,375             -            -          84,375         $2.93         June 19, 2009   September 19, 1999
           -        74,000             -            -          74,000         $2.93         June 19, 2009        June 19, 2000
           -        74,000             -            -          74,000         $2.93         June 19, 2009        June 19, 2001
           -        74,000             -            -          74,000         $2.93         June 19, 2009        June 19, 2002
------------------------------------------------------------------------------------------------------------------------------
           -       312,374             -            -         312,374
==============================================================================================================================

         The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. These stock options were issued to officers and key employees of WTI. The Company distributed its shares of WTI to its stockholders on November 12, 1999, and became a shell company with no active or prospective operations. As a result of the distribution of WTI stock on November 12, 1999, the stock options were terminated effective February 12, 2000 pursuant to the terms of the Company's stock option plan since the grantees were no longer employees of the Company or its subsidiary. Accordingly, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss for 1999 would not have required any adjustment.

5.   THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.