Form 10QSB
period 2000-03-31
BCS INVESTMENT CORP
filed 2000-05-15
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2000

[ ]         TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission file number 0-23871

                           BCS INVESTMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)



        COLORADO                                          84-1434323
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.

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

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes X
No___

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

       14,046,080 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF MAY 8, 2000

Transitional Small Business Disclosure Format (check one); Yes___ No   X


Exhibit index on page 15                                      Page 1 of 18 pages

                        Financial Statements of

                        BCS INVESTMENT CORPORATION

                        (Formerly Workfire.com, Inc.)

                        (A Development Stage Enterprise)

                        March 31, 2000

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Balance Sheets
$ United States

March 31, 2000 and December 31, 1999

======================================================================================================
                                                                       2000                      1999
                                                                (Unaudited)
------------------------------------------------------------------------------------------------------

ASSETS

Current assets
   Prepaid expenses                                             $     5,928               $    25,206
------------------------------------------------------------------------------------------------------
                                                                $     5,928               $    25,206
======================================================================================================

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities                     $    11,382               $    13,893

Due to a related party (note 3)                                      11,256                    22,035

Stockholders' equity (deficiency)
   Capital stock (note 4)                                            58,133                    58,133
   Additional paid in capital                                       837,370                   837,370
   Deficit accumulated during the development stage                (911,390)                 (905,402)
   Accumulated comprehensive income                                    (823)                     (823)
   ----------------------------------------------------------------------------------------------------
                                                                    (16,710)                  (10,722)
-------------------------------------------------------------------------------------------------------
                                                                $     5,928               $    25,206
=======================================================================================================

See accompanying notes to financial statements.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Statements of Loss
$ United States

Three month period ended March 31, 2000 and 1999 and period from incorporation on July 7, 1998 to March 31, 2000
(Unaudited)

================================================================================================================
                                                           From inception
                                                         (July 7, 1998) to
                                                           March 31, 2000              2000                1999
----------------------------------------------------------------------------------------------------------------

Revenue
   Interest                                                $      10,422        $        -         $      4,432

Expenses
   Research and development
      Consultants                                                 42,049                 -                2,197
      Internet access charges                                      8,454                 -                1,451
      Purchased research and development                         100,000                 -                   -
      Salaries and benefits                                      396,143                 -               73,789
      ----------------------------------------------------------------------------------------------------------
                                                                 546,646                 -               77,437
   General and administrative
      Amortization                                                26,820                 -                3,333
      Consulting                                                  16,838                 -                   -
      Foreign exchange                                            10,424                 -                   -
      Interest on long term debt                                   5,050                 -                   -
      Marketing and promotion                                    107,039                525                  37
      Office and administration                                   53,265                117              17,758
      Professional fees                                           79,202              5,346              12,009
      Rent and utilities                                          49,849                 -               17,564
      Salaries and benefits                                      171,321                 -               34,197
      Travel                                                      52,860                 -                3,199
      Write off of loan receivable                                10,707                 -                   -
      Write off of goodwill on purchase of
        shares held by minority stockholders                      65,420                 -                   -
      ----------------------------------------------------------------------------------------------------------
                                                                 648,795              5,988              88,097
----------------------------------------------------------------------------------------------------------------
Loss before income taxes and minority interest                (1,185,019)            (5,988)           (161,102)

Income taxes                                                       2,234                 -                   -
----------------------------------------------------------------------------------------------------------------
Loss before minority interest                                 (1,187,253)            (5,988)           (161,102)

Minority interest in loss of former subsidiary                    59,989                 -                   -
----------------------------------------------------------------------------------------------------------------
Net loss                                                   $  (1,127,264)       $    (5,988)       $   (161,102)
================================================================================================================

Weighted average number of shares outstanding                 12,799,038         14,046,080          12,450,360

Loss per share                                             $       (0.09)       $        -         $      (0.01)
================================================================================================================


See accompanying notes to financial statements.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Statements of Stockholders' Equity (Deficiency) and Comprehensive Income $ United States

Three month period ended March 31, 2000 and period from incorporation on July 7,
  1998 to March 31, 1999
(Unaudited)

====================================================================================================================================
                                                                                        Deficit
                                                                                    Accumulated
                                           Number                    Additional      During the          Accumulated
                                               of       Capital         Paid in     Development        Comprehensive
                                           Shares         Stock         Capital           Stage               Income           Total
------------------------------------------------------------------------------------------------------------------------------------
BC7
====================================================================================================================================
BC7 balance, December 31, 1998          4,620,000    $   32,900    $        750    $   (31,796)        $          -       $   1,854
Expenses paid by stockholder
 on behalf of the Company                       -             -           2,790              -                    -           2,790
Issued June 14, 1999 upon
 5.804688 to 1 stock split             22,197,658             -               -              -                    -               -
Voluntary cancellation of shares by
 stockholders, June 18, 1999          (23,253,303)      (28,527)         28,527              -                    -               -
Increase in the book value of BC7's
 stockholders' equity to 89% of WTI             -        (2,580)        805,303       (260,201)                  703        543,225
------------------------------------------------------------------------------------------------------------------------------------
BC7 balance, June 18, 1999 prior to
 reorganization and purchase of WTI
 stock                                  3,564,355         1,793         837,370       (291,997)                  703        547,869
Issued upon reorganization and
 purchase of 89% WTI stock, recorded
 at the book value of BC7's tangible
 net assets                            10,431,725            90               -              -                    -              90
Issued October 6, 1999 for
 services at $1.125 per share              45,000        50,625               -              -                    -          50,625
Issued November 9, 1999
 for services at $1.125 per share           5,000         5,625               -              -                    -           5,625
Adjustment to record distribution of
 WFI's shares of WTI to stockholders,
 November 12, 1999                              -             -               -        179,785                    -         179,785
Comprehensive income:
   Loss                                         -             -               -       (793,190)                   -        (793,190)
   Foreign currency translation
    adjustment                                  -             -               -              -                (1,526)        (1,526)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                         (794,716)
------------------------------------------------------------------------------------------------------------------------------------
WFI balance, December 31, 1999         14,046,080        58,133         837,370       (905,402)                 (823)       (10,722)
Comprehensive income:
   Loss                                         -             -               -         (5,988)                    -         (5,988)
------------------------------------------------------------------------------------------------------------------------------------
BCS balance, March 31, 2000            14,046,080    $   58,133    $    837,370    $  (911,390)        $        (823)     $ (16,710)
====================================================================================================================================


Refer to note 1 b) for basis of reporting



See accompanying notes to financial statements.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Statements of Cash Flows
$ United States

Three month period ended March 31, 2000 and 1999 and period from incorporation on July 7, 1998 to March 31, 2000
(Unaudited)

==================================================================================================================
                                                             From inception
                                                          (July 7, 1998) to
                                                             March 31, 2000               2000                1999
------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations
   Net loss                                               $     (1,127,264)        $    (5,988)        $  (161,102)
   Items not involving cash:
       Amortization                                                 26,820                   -               3,333
       Rent                                                              -                   -                   -
       Services paid with share consideration                       31,044                   -                   -
       Minority interest                                           (59,989)                  -                   -
       Write off of goodwill on purchase of
         shares held by minority stockholders                       65,420                   -                   -
   Changes in non-cash working capital:
       Accounts receivable                                          (2,701)                  -               1,348
       Prepaid expenses                                            (14,922)             19,278             (28,007)
       Accounts payable and accrued liabilities                     61,125              (2,511)              3,131
   ----------------------------------------------------------------------------------------------------------------
                                                                (1,020,467)             10,779            (181,297)

Financing
   Advances (to) from related parties                               56,130             (10,779)            (15,018)
   Advances from shareholder                                       224,990                   -                   -
   Issue of common shares for cash                                 942,880                   -             262,667
   Issue of common shares upon reorganization
     and stock purchase                                                 90                   -                   -
   Adjustment to record distribution of WTI shares
     to shareholders net of non-cash items                         (50,126)                  -                   -
   Proceeds from long term debt net of
     repayments                                                     75,766                   -                   -
   Purchase of shares held by minority
     shareholders                                                  (73,146)                  -                   -
   ----------------------------------------------------------------------------------------------------------------
                                                                 1,176,584             (10,779)            247,649

Investments
   Expenditures on capital assets                                 (155,381)                  -              (9,169)

Foreign currency translation adjustment                               (736)                  -              (6,475)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                              -                   -              50,708

Cash, beginning of period                                                -                   -             315,658
-------------------------------------------------------------------------------------------------------------------
Cash, end of period                                       $              -         $         -         $   366,366
===================================================================================================================


See accompanying notes to financial statements.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
$ United States

Three month period ended March 31, 2000 and period from incorporation on July 7,
   1998 to March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

     BCS Investment Corporation (formerly Workfire.com, Inc.) ("BCS" or the "Company") is a development stage company and was incorporated under the name of Buffalo Capital VII, Ltd. ("BC7") on September 19, 1997 under the laws of the state of Colorado. The Company adopted the name, Workfire.com, Inc. ("WFI") effective June 18, 1999 and formally changed its name from Buffalo Capital VII, Ltd. to Workfire.com, Inc. on July 12, 1999. During 1999, the Company's principal business activity, carried on through it's former subsidiary, Workfire.com (formerly Workfire Technologies Inc.) ("WTI"), was the development of software to deliver extended internet services to internet users. On November 12, 1999, the Company distributed it's shares of Workfire.com on a prorata basis to it's stockholders of record on that date and became a shell company with no active operations. On February 7, 2000 the name of the Company was changed to BCS Investment Corporation.

1.   SIGNIFICANT ACCOUNTING POLICIES:

     a)   General

          The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

     b)   Basis of reporting

          These financial statements include the accounts of the Company as noted below and the results of operations of it's former wholly-owned subsidiary, WTI, and WTI's wholly-owned subsidiaries, Workfire Technologies International Inc. ("WTII") and Workfire Development Corporation ("WDC"), to November 12, 1999.

          Effective June 18, 1999, the Company acquired 89% of the outstanding common shares of WTI. As WTI stockholders obtained control of the Company through the exchange of their shares of WTI for shares of the Company, the acquisition of WTI has been accounted for in these financial statements as a reverse acquisition. On September 30, 1999, pursuant to the General Corporation Laws of the State of Nevada, WTI paid its dissenting stockholders represented by the residual 11% minority share ownership, what it determined to be the fair value of their shares, and subsequently cancelled the shares. On November 12, 1999, the Company distributed all of it's shares of WTI on a prorata basis to it's stockholders of record on that date.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Three month period ended March 31, 2000 and period from incorporation on July 7,
   1998 to March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     b)   Basis of reporting (continued)

          Consequently, the statements of loss and cash flows for the three month period ended March 31, 1999 reflect solely the results of operations and the cash flows of WTI, and its wholly-owned subsidiaries, WTII and WDC. The statements of loss and cash flows for the periods ended June 30 and September 30, 1999 will reflect the results of operations and the cash flows of WTI, and its wholly-owned subsidiaries, WTII and WDC, for the period from January 1, 1999 to November 12, 1999, combined with those of the legal parent, WFI, from acquisition on June 18, 1999, in accordance with generally accepted accounting principles for reverse acquisitions. The comparative figures for the period from incorporation on July 7, 1998 to December 31, 1998 are those of the legal subsidiary, WTI.

          In these notes to the financial statements, the Company, prior to the business combination with WTI, is referred to as BC7, and after completion of the business combination and name change, is referred to as WFI.

     c)   Translation of financial statements

          The Company's former subsidiary, Workfire Development Corporation, operates in Canada and its operations are conducted in Canadian currency.

          These statements are presented in United States currency for the convenience of readers accustomed to United States currency. The method of translation applied prior to the Company's distribution of it's ownership in WTI was as follows:

          i) Monetary assets and liabilities were translated at the rate of exchange in effect at the distribution date, being US $1.00 per Cdn $1.462.

          ii) Non-monetary assets and liabilities were translated at the exchange rate in effect at the transaction date.

          iii) Revenues and expenses were translated at the exchange rate in effect at the transaction date.

          iv) The net adjustment arising from the translation was recorded as a separate component of stockholders' equity (deficiency) called "foreign currency translation adjustment".

     d)   Use of estimates

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

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Three month period ended March 31, 2000 and period from incorporation on July 7,
   1998 to March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     e)   Financial instruments

          The fair values of accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. It is not possible to determine the fair value of amounts due from/to related parties as a maturity date is not determinable. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

2.   BUSINESS COMBINATION:

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

     Net assets acquired
       Cash                                                      $       1,310
       Accounts payable                                                 (1,220)
     ---------------------------------------------------------------------------
                                                                 $          90
     ===========================================================================

     Consideration given for net assets acquired
       10,431,725 Common shares issued                           $          90
     ===========================================================================

     As WTI is deemed to be the continuing entity, stockholders' equity of WFI (formerly BC7) was increased by $543,225 as a result of accounting for this combination as a reverse acquisition.


3.   DUE TO RELATED PARTY:

     The amount due to related party is unsecured, non-interest bearing and without stated terms of repayment.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Three month period ended March 31, 2000 and period from incorporation on July 7,
   1998 to March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

4.   CAPITAL STOCK:

     a)   Authorized:
              100,000,000 common voting shares, without par value
               10,000,000 non-voting preferred shares without par value

     b)  Stock option plan:

          The Company reserved 1,375,840 common shares for issuance to officers and key employees pursuant to it's Stock Option Plan. This amount is to be adjusted annually to be the greater of 9% of the issued common shares of the Company outstanding at the end of the immediately preceding fiscal year, or 1,375,840. Unless the option agreement executed by an optionee expressly otherwise provides, no portion of the options can be exercised until at least three months after the grant date (the "vesti date").

          The following stock options were granted during the period ended March 31, 2000:


==================================================================================================================================
      Number        Granted      Exercised      Expired          Number       Exercise
outstanding,     during the     during the       during     outstanding      price per
beginning of         period         period          the          end of          share          Expiry date           Vesting date
      period                                     period          period
----------------------------------------------------------------------------------------------------------------------------------

       5,999              -              -        5,999               -        $1.1875    September 7, 2004       December 7, 1999
      84,375              -              -       84,375               -          $2.93        June 19, 2009     September 19, 1999
      74,000              -              -       74,000               -          $2.93        June 19, 2009          June 19, 2000
      74,000              -              -       74,000               -          $2.93        June 19, 2009          June 19, 2001
      74,000              -              -       74,000               -          $2.93        June 19, 2009          June 19, 2002
----------------------------------------------------------------------------------------------------------------------------------
     312,374              -              -      312,374               -
==================================================================================================================================

          The Company applies APB Opinion No. 25 in accounting for it's stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. These stock options were issued to officers and key employees of WTI. The Company distributed its shares of WTI to its stockholders on November 12, 1999, and became a shell company with no active or prospective operations. As a result of the distribution of WTI stock on November 12, 1999, the stock options were terminated effective February 12, 2000 pursuant to the terms of the Company's stock option plan since the grantees were no longer employees of the Company or its subsidiary. Accordingly, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss for the period ended March 31, 2000 or the period from incorporation on July 7, 1998 to March 31, 2000 would not have required any adjustment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements of the Company. This report includes certain forward-looking statements, which reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements based upon, among other things, the Company's ability to raise additional capital, its ability to identify a suitable acquisition target and close such acquisition. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.

GENERAL

The Company was incorporated under the laws of the State of Colorado on September 19, 1997. From its inception to June 18, 1999, the Company operated as a "shell" company and its business plan was to seek out and take advantage of business opportunities that may have had the potential for profit, and to acquire such businesses, or a controlling interest therein.

On June 18, 1999, a change in control of the Company occurred, in conjunction with closing under a Reorganization and Stock Purchase Agreement between the Company and Workfire.com, a Nevada corporation ("Workfire-Nevada"). As the result of a Reorganization and Stock Purchase Agreement, the Company acquired 89.00% of the issued and outstanding shares of Workfire-Nevada. On November 5, 1999, the board of directors of the Company approved a resolution to distribute all of the shares of Workfire-Nevada owned by the Company, pro rata to the Company's shareholders (the "Share Distribution"). The Share Distribution was made to shareholders of record as at the close of business on November 12, 1999. As a result of the Share Distribution, the financial statements of the Company prior to the Share Distribution are not necessarily indicative of the Company's current or future operations.

As of the date of this report the Company had no source of income and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

Accordingly, the financial statements for the period from inception to March 31, 2000, included in the Company's March 31, 2000 financial statements, include the operations and cash flows of Workfire-Nevada, combined with those of the parent (the shell company) from acquisition on June 18, 1999 to November 12, 1999. The comparative figures for the period for the three month period ended March 31, 1999 are those of Workfire-Nevada and its subsidiaries.

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

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity=s assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

LIQUIDITY

The Company=s cash flows from operating activities during the three months ended March 31, 2000 and 1999 were $10,779 and $(181,297), respectively. The increase from 1999 to 2000 is attributed to a decrease in the Company's net loss during 2000 (due to the Company's divestiture of its ownership in Workfire-Nevada) and a decrease in prepaid expenses during 2000. The Company's cash flows from financing activities during 2000 and 1999 were $(10,779) and $247,649, respectively. The Company's financing activities during 2000 consisted primarily of advances to a related party which relate to services to be performed for Workfire-Nevada by third parties, which the Company prepaid. As the services are performed, the Company decreases the amount of the prepaid expense and reduces its liability due to a related party. During the three month period ended March 31, 1999, the Company's financing activities consisted primarily of the issuance of common shares for cash, in the amount of $262,667.

At March 31, 2000 the Company had a working capital deficiency of $5,454, compared to a working capital surplus of $11,313 at December 31, 1999. The decrease in working capital is a result of an increase in accounts payable and accrued liabilities in 1999 relating to expenses incurred in the period, and a decrease in prepaid expenses relating to the services provided to Workfire-Nevada by third parties (which were prepaid by the Company). Workfire-Nevada was the Company's operating subsidiary and the loss of the operating subsidiary has left the Company with no material assets.

Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. See "Results of Operations" below. The Company presently has no external sources of cash and is dependent upon its management and shareholders for funding.

ASSETS

At March 31, 2000, the Company had total assets of $5,928, compared to total assets of $25,206 at December 31, 1999. All of the Company's assets at December 31, 1999 and March 31, 2000, consisted of prepaid expenses relating to professional fees by third parties for services to be performed for Workfire-Nevada. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the Share Distribution. The Company must rely entirely upon loans from affiliates pay operating expenses.

During the three month period ended March 31, 2000, the Company incurred a net loss of $5,988. Due to the Share Distribution, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial and compelling doubt about the Company=s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to identify a suitable acquisition target, close such acquisition, obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company=s operating results.

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

            Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of the Company's shareholders held on February 7, 2000, the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the Company's name to BCS Investment Corporation. At the meeting 7,211,033 shares were represented, in person or by proxy. A total of 7,206,033 shares were voted in favor of the amendment, no shares were voted against the amendment and 5,000 shares abstained.

ITEM 5.     OTHER INFORMATION

            Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)    EXHIBITS

REGULATION                                                         CONSECUTIVE
S-B NUMBER                       EXHIBIT                           PAGE NUMBER

   3.1       Articles of Incorporation, as amended (3)                 N/A

   3.2       Bylaws (1)                                                N/A

   4.1       Warrant Agent Agreement (1)                               N/A

   4.2       Specimen Class A Warrant Certificate (1)                  N/A

   4.3       Specimen Class B Warrant Certificate (1)                  N/A

   4.4       Stock Option Plan (3)                                     N/A

    11       Statement Re: Computation of Per Share Earnings      See Financial
                                                                    Statements

    27       Financial Data Schedule                                   17

   99.1      Reorganization and Stock Purchase Agreement (2)           N/A

---------------------------
(1) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.
(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 18, 1999.
(3) Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.


         B)    REPORTS ON FORM 8-K:

               None.

                                   SIGNATURES
       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BCS Investment Corporation



Date: May 15, 2000                    By: /s/ Philip Stern
-------------------------------------------------------------------------------
                                        Philip Stern
                                        Secretary, Treasurer and Principal
                                        Financial Officer

                                   Exhibit 27
                             Financial Data Schedule