Form 10QSB
period 2000-06-30
BCS INVESTMENT CORP
filed 2000-08-21
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  June 30, 2000

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

     14,046,080 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF AUGUST 17, 2000

Transitional Small Business Disclosure Format (check one); Yes___ No   X


Exhibit index on page 14                                      Page 1 of 16 pages

                        Financial Statements of

                        BCS INVESTMENT CORPORATION

                        (Formerly Workfire.com, Inc.)

                        (A Development Stage Enterprise)

                        June 30, 2000

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Balance Sheets
$ United States

-----------------------------------------------------------------------------------------------------------------
                                                                          June 30,                 December 31,
                                                                              2000                         1999
                                                                       (Unaudited)
-----------------------------------------------------------------------------------------------------------------

ASSETS

Current assets
     Prepaid expenses                                                  $        -                  $     25,206
-----------------------------------------------------------------------------------------------------------------
                                                                       $        -                  $     25,206
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable and accrued liabilities                          $    9,891                  $     13,893
     Due to related party (note 2)                                         11,359                        22,035
-----------------------------------------------------------------------------------------------------------------
                                                                       $   21,250                  $     35,928
Stockholders' deficiency
     Capital stock (note 4)                                                58,133                        58,133
     Additional paid in capital                                           837,370                       837,370
     Deficit accumulated during the development stage                    (915,930)                     (905,402)
     Accumulated comprehensive income                                        (823)                         (823)
-----------------------------------------------------------------------------------------------------------------
                                                                          (21,250)                      (10,722)
-----------------------------------------------------------------------------------------------------------------
                                                                      $         -                  $     25,206
=================================================================================================================

See accompanying notes to financial statements.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Statements of Loss
$ United States

(Unaudited)

===================================================================================================================
                                                       From inception                       Six month period
                                                    (July 7, 1998) to                       ended June 30,
                                                        June 30, 2000                  2000                 1999
-------------------------------------------------------------------------------------------------------------------

Revenue
Interest                                            $          10,422           $         -         $      6,390

Expenses
     Research and development
         Consultants                                           42,049                     -               14,483
         Internet access charges                                8,454                     -                2,266
         Purchased research and development                   100,000                     -                    -
         Salaries and benefits                                396,143                     -              158,633
         ----------------------------------------------------------------------------------------------------------
                                                              546,646                     -              175,382

     General and administrative
         Amortization                                          26,820                     -                6,533
         Consulting                                            16,838                     -                    -
         Foreign exchange                                      10,424                     -                    -
         Interest on long term debt                             5,050                     -                    -
         Marketing and promotion                              107,039                   525                  263
         Office and administration                             53,347                   199               35,540
         Professional fees                                     83,660                 9,804               30,551
         Rent and utilities                                    49,849                     -               26,260
         Salaries and benefits                                171,321                     -               75,146
         Travel                                                52,860                     -                7,889
         Write off of loan receivable                          10,707                     -                    -
         Write off of goodwill from purchase of
           shares held by minority stockholders                65,420                     -                    -
         ----------------------------------------------------------------------------------------------------------
                                                              653,335                10,528              182,182
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes and minority interest             (1,189,559)              (10,528)            (351,174)

Income taxes                                                    2,234                     -                    -
-------------------------------------------------------------------------------------------------------------------
Loss before minority interest                              (1,191,793)              (10,528)            (351,174)

Minority interest in loss of former subsidiary                 59,989                     -               38,629
-------------------------------------------------------------------------------------------------------------------
Net loss                                            $      (1,131,804)          $   (10,528)        $   (312,545)
===================================================================================================================

Weighted average number of shares outstanding              12,955,780            14,046,080            12,671,729

Loss per share                                      $           (0.09)          $         -         $       (0.02)
===================================================================================================================


See accompanying notes to financial statements.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Statements of Loss
$ United States

(Unaudited)

===============================================================================================================
                                                                                   Three month period
                                                                                      Ended June 30,
                                                                               2000                    1999
---------------------------------------------------------------------------------------------------------------

Revenue
Interest                                                                $         -            $      1,958

Expenses
     Research and development
         Consultants                                                              -                  12,286
         Internet access charges                                                  -                     815
         Salaries and benefits                                                    -                  84,844
         ------------------------------------------------------------------------------------------------------
                                                                                  -                  97,945

     General and administrative
         Amortization                                                             -                   3,200
         Marketing and promotion                                                  -                     226
         Office and administration                                               82                  17,782
         Professional fees                                                    4,458                  18,542
         Rent and utilities                                                       -                   8,696
         Salaries and benefits                                                    -                  40,949
         Travel                                                                   -                   4,690
         Write off of loan receivable                                             -                       -
         Write off of goodwill from purchase of
           shares held by minority stockholders                                   -                       -
         ------------------------------------------------------------------------------------------------------
                                                                              4,540                  94,085
---------------------------------------------------------------------------------------------------------------
Loss before income taxes and minority interest                               (4,540)               (190,072)

Income taxes                                                                      -                       -
---------------------------------------------------------------------------------------------------------------
Loss before minority interest                                                (4,540)               (190,072)

Minority interest in loss of former subsidiary                                    -                  20,908
---------------------------------------------------------------------------------------------------------------
Net loss                                                                $    (4,540)           $   (169,164)
===============================================================================================================

Weighted average number of shares outstanding                            14,046,080              12,890,666

Loss per share                                                          $         -            $      (0.01)
===============================================================================================================


See accompanying notes to financial statements.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Statements of Stockholders' Deficiency and Comprehensive Income
$ United States

Six month period ended June 30, 2000
(Unaudited)

====================================================================================================================================
                                                                          Deficit
                                                                      Accumulated
                                         Number                        Additional      During the        Accumulated
                                           of           Capital           Paid in     Development      Comprehensive
                                         Shares           Stock           Capital           Stage             Income           Total
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
BC7
====================================================================================================================================
BC7 balance, December 31, 1998           4,620,000   $   32,900     $         750    $    (31,796)     $          -     $     1,854
Expenses paid by stockholder
  on behalf of the Company                       -            -             2,790               -                 -           2,790
Issued June 14, 1999 upon
  5.804688 to 1 stock split             22,197,658            -                 -               -                 -               -
Voluntary cancellation of shares by
  stockholders, June 18, 1999          (23,253,303)     (28,527)           28,527               -                 -               -
Increase in the book value of BC7's
  stockholders' equity to 89% of WTI             -       (2,580)          805,303        (260,201)              703         543,225
------------------------------------------------------------------------------------------------------------------------------------
BC7 balance, June 18, 1999 prior to
  reorganization and purchase of WTI
  stock                                  3,564,355        1,793           837,370        (291,997)              703         547,869

Issued upon reorganization and
  purchase of 89% WTI stock, recorded
  at the book value of BC7's tangible
  net assets                            10,431,725           90                 -               -                 -              90
Issued October 6, 1999 for
  services at $1.125 per share              45,000       50,625                 -               -                 -          50,625
Issued November 9, 1999
  for services at $1.125 per share           5,000        5,625                 -               -                 -           5,625
Adjustment to record distribution of
  WFI's shares of WTI to stockholders,
  November 12, 1999                              -            -                 -          179,785                -         179,785
Comprehensive income:
  Loss                                           -            -                 -         (793,190)               -        (793,190)
  Foreign currency translation
    adjustment                                   -            -                 -                -           (1,526)         (1,526)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                               -            -                 -         (793,190)          (1,526)       (794,716)
------------------------------------------------------------------------------------------------------------------------------------
WFI balance, December 31, 1999          14,046,080       58,133           837,370         (905,402)            (823)        (10,722)
Comprehensive income:
  Loss                                           -            -                 -          (10,528)               -         (10,528)
------------------------------------------------------------------------------------------------------------------------------------
BCS balance, June 30, 2000              14,046,080   $   58,133     $     837,370    $    (915,930)    $       (823)    $   (21,250)
====================================================================================================================================

Refer to note 1 b) for basis of reporting



See accompanying notes to financial statements.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Statements of Cash Flows
$ United States

(Unaudited)

==============================================================================================================================
                                                          From inception                             Six month period
                                                       (July 7, 1998) to                              ended June 30,
                                                        June 30, 2000                            2000                     1999
------------------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations
     Net loss                                          $     (1,131,804)                  $    (10,528)            $ (312,545)
     Items not involving cash:
         Amortization                                            26,820                              -                  6,533
         Rent                                                         -                              -                      -
         Services paid with share consideration                  31,044                         25,206                      -
         Minority interest                                      (59,989)                             -                (38,629)
         Write off of goodwill on purchase of
           shares held by minority stockholders                  65,420                              -                      -
     Changes in non-cash working capital:
         Accounts receivable                                     (2,701)                             -                    373
         Prepaid expenses                                        (8,994)                             -                (28,007)
         Accounts payable and accrued liabilities                59,634                         (4,002)                23,673
     -------------------------------------------------------------------------------------------------------------------------
                                                             (1,020,570)                        10,676               (348,602)

Financing
     Advances to related parties                                 56,233                        (10,676)               (26,918)
     Repayments of advances from related parties                                                                       (9,943)
     Advances from shareholder                                  224,990                              -                      -
     Issue of common shares for cash                            942,880                              -                262,667
     Issue of common shares upon reorganization
       and stock purchase                                            90                              -                     90
     Adjustment to record distribution of WTI shares
       to shareholders net of non-cash items                    (50,126)                             -                      -
     Proceeds from long term debt net of
       repayments                                                75,766                              -                      -
     Purchase of shares held by minority
       shareholders                                             (73,146)                             -                      -
     -------------------------------------------------------------------------------------------------------------------------
                                                              1,176,687                        (10,676)               225,896

Investments
     Expenditures on capital assets                            (155,381)                             -                (18,622)

Foreign currency translation adjustment                            (736)                             -                 (6,006)
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                           -                              -               (147,334)

Cash, beginning of period                                             -                              -                315,658
------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $              -                   $          -             $  168,324
==============================================================================================================================



See accompanying notes to financial statements.
Supplementary information:
   Interest Paid                                                      -                              -                      -
   Income Taxes Paid                                                  -                              -                      -

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
$ United States

Six month period ended June 30, 2000
(Unaudited)

================================================================================

     BCS Investment Corporation (formerly Workfire.com, Inc.) ("BCS" or the "Company") is a development stage company and was incorporated under the name of Buffalo Capital VII, Ltd. ("BC7") on September 19, 1997 under the laws of the state of Colorado. The Company adopted the name, Workfire.com, Inc. ("WFI") effective June 18, 1999 and formally changed its name from Buffalo Capital VII, Ltd. to Workfire.com, Inc. on July 12, 1999. During 1999, the Company's principal business activity, carried on through its former subsidiary, Workfire.com (formerly Workfire Technologies Inc.) ("WTI"), was the development of software to deliver extended internet services to internet users. On November 12, 1999, the Company distributed its shares of Workfire.com on a prorata basis to its stockholders of record on that date and became a shell company with no active operations. On
     February 7, 2000 the name of the Company was changed to BCS Investment Corporation ("BCS")

1.   SIGNIFICANT ACCOUNTING POLICIES:

     a)  General

         The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained n the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

     b)  Basis of reporting

         These financial statements include the accounts of the Company as noted below and the results of operations of its former wholly-owned subsidiary, WTI, and WTI's wholly-owned subsidiaries, Workfire Technologies International Inc. ("WTII") and Workfire Development Corporation ("WDC"), to November 12, 1999.

         Effective June 18, 1999, the Company acquired 89% of the outstanding common shares of WTI. As WTI stockholders obtained control of the Company through the exchange of their shares of WTI for shares of the Company, the acquisition of WTI has been accounted for in these financial statements as a reverse acquisition. On September 30, 1999, pursuant to the General Corporation Laws of the State of Nevada, WTI paid its dissenting stockholders represented by the residual 11% minority share ownership, what it determined to be the fair value of their shares, and subsequently cancelled the shares. On November 12, 1999, the Company distributed all of its shares of WTI on a prorata basis to it's stockholders of record on that date.

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Six month period ended June 30, 2000
(Unaudited)

================================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     b)  Basis of reporting (continued)

         Consequently, the statements of loss and cash flows for the six month period ended June 30, 1999 and the statement of loss for the three month period ended June 30, 1999 reflect the results of operations and the cash flows of WTI, and its wholly-owned subsidiaries, WTII and WDC, combined with those of the legal parent, WFI, from acquisition on June 18, 1999, in accordance with generally accepted accounting principles for reverse acquisitions.

         In these notes to the financial statements, the Company, prior to the business combination with WTI, is referred to as BC7, and after completion of the business combination and name change, is referred to as WFI.

     c)  Translation of financial statements

         The Company's former subsidiary, Workfire Development Corporation, operates in Canada and its operations were conducted in Canadian currency.

         These statements are presented in United States currency. The method of translation applied prior to the Company's distribution of its ownership in WTI was as follows:

         i) Monetary assets and liabilities were translated at the rate of exchange in effect at the distribution date, being US $1.00 per Cdn $1.462.

         ii) Non-monetary assets and liabilities were translated at the exchange rate in effect at the transaction date.

         iii) Revenues and expenses were translated at the exchange rate in effect at the transaction date.

         iv)   The net adjustment  arising from  the translation was recorded in
               other  comprehensive   income  as   a   separate   component   of
               stockholders' equity (deficiency).

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

BCS INVESTMENT CORPORATION
(Formerly Workfire.com, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements (continued)
$ United States

Six month period ended June 30, 2000
(Unaudited)

--------------------------------------------------------------------------------


2.   DUE TO RELATED PARTY:

     The amount due to related party is unsecured, non-interest bearing and without stated terms of repayment.


3. CAPITAL STOCK:

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

         The following stock options were outstanding during the six month period ended June 30, 2000:

       Number      Granted     Exercised    Cancelled          Number     Exercise
 outstanding,   during the    during the       during    outstanding,    price per
   January 1,       period        period          the        June 30,        share         Expiry date          Vesting date
         2000                                  period            2000
------------------------------------------------------------------------------------------------------------------------------
       5,999             -             -      5,999               -      $1.1875       September 7, 2004      December 7, 1999
      84,375             -             -     84,375               -        $2.93           June 19, 2009    September 19, 1999
      74,000             -             -     74,000               -        $2.93           June 19, 2009         June 19, 2000
      74,000             -             -     74,000               -        $2.93           June 19, 2009         June 19, 2001
      74,000             -             -     74,000               -        $2.93           June 19, 2009         June 19, 2002
------------------------------------------------------------------------------------------------------------------------------
     312,374             -             -    312,374               -
==============================================================================================================================

         The Company applies APB Opinion No. 25 in accounting for its stock options which provides that compensation expense should be recorded to the extent that the market price per share exceeds the exercise price at the grant date. As options are granted based on market prices, no compensation cost has been recognized for its granted stock options. These stock options were issued to officers and key employees of WTI. The Company distributed its shares of WTI to its stockholders on November 12, 1999, and became a shell company with no active operations. As a result of the distribution of WTI stock on November 12, 1999, the stock options were terminated effective February 12, 2000 pursuant to the terms of the Company's stock option plan since the grantees were no longer employees of the Company or its subsidiary.

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

On June 18, 1999, a change in control of the Company occurred, in conjunction with closing under a Reorganization and Stock Purchase Agreement between the Company and Workfire.com, a Nevada corporation ("Workfire-Nevada"). As the result of a Reorganization and Stock Purchase Agreement, the Company acquired 89% of the issued and outstanding shares of Workfire-Nevada and the former shareholders of Workfire-Nevada obtained control over the Company. On November 5, 1999, the board of directors of the Company approved a resolution to distribute all of the shares of Workfire-Nevada owned by the Company, pro rata to the Company's shareholders (the "Share Distribution"). The Share Distribution was made to shareholders of record as at the close of business on November 12, 1999. As a result of the Share Distribution, the financial statements of the Company prior to the Share Distribution are not necessarily indicative of the Company's current or future operations.

As of the date of this report the Company had no source of income and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

Accordingly, the financial statements for the period from inception to June 30, 2000, included in the Company's June 30, 2000 unaudited financial statements, include the operations and cash flows of Workfire-Nevada, combined with those of the parent (the shell company) from the deemed acquisition for accounting purposes on June 18, 1999 to November 12, 1999. The comparative figures for the six month period ended June 30, 1999 are those of Workfire-Nevada and its subsidiaries.

PLAN OF OPERATION

The Company currently has no capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional financing it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for the Company's securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of the Company's officers, directors, promoters or affiliates has engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the directors, officers and/or shareholders of the Company. The Company does not anticipate that it will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless a merger or acquisition target is identified.

LIQUIDITY

The Company's cash flows from operating activities during the six months ended June 30, 2000 and 1999 were $10,676 and $(348,602), respectively. The increase from 1999 to 2000 is primarily attributed to a decrease in the Company's net loss during 2000 (due to the Company's divestiture of its ownership in Workfire-Nevada). The Company's cash flows from financing activities during 2000 and 1999 were $(10,676) and $225,896, respectively. During 2000 services were performed for Workfire-Nevada which had been prepaid. The Company decreased the amount of the prepaid expense and reduced its liability due to a related party as the services were performed. As of June 30, 2000, the prepaid expenses had been eliminated. During the six month period ended June 30, 1999, the Company's financing activities consisted primarily of the issuance of common shares for cash, in the amount of $262,667.

At June 30, 2000 the Company had a working capital deficiency of $21,250, compared to a working capital deficiency of $10,722 at December 31, 1999. The decrease in working capital is primarily the result of a decrease in prepaid expenses relating to the services provided to Workfire-Nevada by third parties (which were prepaid by the Company) and a decrease in amounts due to related party. Workfire-Nevada was the Company's operating subsidiary and the loss of the operating subsidiary has left the Company with no material assets.

Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. See "Results of Operations" below. The Company presently has no external sources of cash and is dependent upon its management and shareholders for funding.

ASSETS

At June 30, 2000, the Company had no assets, compared to total assets of $25,206 at December 31, 1999. All of the Company's assets at December 31, 1999, consisted of prepaid expenses relating to professional fees by third parties for services which were to be performed for Workfire-Nevada. As of the date of this report, the Company has no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the Share Distribution. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the six month period ended June 30, 2000, the Company incurred a net loss of $10,528. Due to the Share Distribution, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial and compelling doubt about the Company's ability to continue as a going concern.

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

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A)   EXHIBITS

REGULATION                                                           CONSECUTIVE
S-B NUMBER                     EXHIBIT                               PAGE NUMBER

  3.1         Articles of Incorporation, as amended(3)                   N/A

  3.2         Bylaws(1)                                                  N/A

  4.1         Warrant Agent Agreement(1)                                 N/A

  4.2         Specimen Class A Warrant Certificate(1)                    N/A

  4.3         Specimen Class B Warrant Certificate(1)                    N/A

  4.4         Stock Option Plan(3)                                       N/A

   11         Statement Re: Computation of Per Share Earnings      See Financial
                                                                     Statements

   27         Financial Data Schedule                                    16

 99.1         Reorganization and Stock Purchase Agreement(2)             N/A

-------------------------
(1) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.
(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 18, 1999.
(3) Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.


            B)   REPORTS ON FORM 8-K:

                 None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BCS Investment Corporation


Date: August 21, 2000                      By: /s/ Philip Stern
-------------------------------------------------------------------------------
                                              Philip Stern
                                              Secretary, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                   Exhibit 27
                             Financial Data Schedule