Form 10QSB
period 2000-09-30
BCS INVESTMENT CORP
filed 2000-11-14
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 2000

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

            14500 N. Northsight Blvd., Suite 213 Scottsdale, AZ 85260
                    (Address of principal executive offices)

                                 (480) 556-0850
                           (Issuer's telephone number)

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

    100,000,000 shares of common stock, no par value, and 1,809,216 shares of Series A Convertible Preferred as of November 7, 2000

Transitional Small Business Disclosure Format (check one); Yes___ No   X

                        Consolidated Financial Statements of

                        BCS Investment Corporation

                        (A Development Stage Enterprise)

                        September 30, 2000

BCS INVESTMENT CORPORATION
(A Development Stage Enterprise)
Consolidated Balance Sheet
$ United States

September 30, 2000
(Unaudited - prepared by management)

Assets
Current assets
   Cash                                                $ 185,224
   Accounts receivable                                     3,275
                                                       ----------
                                                         188,499

Capital assets (note 4)                                    3,158

Website development (note 5)                               6,223
                                                       ----------

                                                       $ 197,880
                                                       ==========

Liabilities and Stockholders' Deficiency

Current liabilities
  Accounts payable and accrued liabilities             $  18,822
  Note payable to stockholder (note 6)                   195,000
  Due to related party (note 7)                           11,359
                                                       ----------
                                                         225,181

Stockholders' deficiency
  Capital stock (note 8):
    Common stock                                           8,151
    Preferred stock                                            1
  Deficit accumulated during the development stage       (35,453)
                                                       ----------
                                                         (27,301)

                                                       ----------
                                                       $ 197,880
                                                       ==========

See accompanying notes to consolidated financial statements.

BCS INVESTMENT CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Loss
$ United States

(Unaudited - prepared by management)

                                                       From Inception          Three month
                                                     (March 21, 2000)         period ended
                                                     to September 30,        September 30,
                                                                 2000                 2000
Revenue                                                  $     5,775          $     5,775

Expenses
  Amortization of capital assets                                 707                  299
  Amortization of software development                         1,252                1,252
  Bank service charges                                            88                  -
  Consulting fees                                              5,000                5,000
  Interest                                                     4,355                4,355
  Internet hosting                                               288                  288
  Licenses and permits                                            37                   37
  Payroll service                                                184                  184
  Payroll taxes                                                  467                  467
  Rent                                                         1,000                1,000
  Salaries                                                     2,197                2,197
                                                         ------------         ------------
                                                              15,575               15,079

                                                         ------------         ------------
Loss                                                     $    (9,800)         $    (9,304)
                                                         ============         ============

Weighted average number of common shares outstanding      86,390,586           86,869,969

Loss per share                                           $      0.00          $      0.00
                                                         ============         ============


See accompanying notes to consolidated financial statements.

BCS INVESTMENT CORPORATION
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income $ United States

(Unaudited - prepared by management)

                                                                                         Deficit
                                                                                     Accumulated
                                             Number                   Additional      During the        Accumulated
                                                 of       Capital        Paid in     Development      Comprehensive
                                             Shares         Stock        Capital           Stage              Income         Total
                                        ------------    ---------     ----------       ----------             ------     ---------
COMMON STOCK

Balance, March 21, 2000 of WFI           14,046,080     $ 58,133      $ 837,370        $(905,402)             $(823)     $(10,722)

Adjustment to book value of WFI's
  stockholders' equity to
  that of Autovenu (note 3)                     -        (49,983)      (837,370)         905,402                823        18,872
                                        ------------    ---------     ----------       ----------             ------     ---------
                                         14,046,080        8,150            -                -                  -           8,150

Issued to Autovenu stockholders
  (note 3)                               85,953,920            1            -            (25,653)               -         (25,652)
                                        ------------    ---------     ----------       ----------             ------     ---------
Balance, September 30, 2000             100,000,000     $  8,151      $     -          $ (25,653)             $ -        $(25,652)
                                        ============    =========     ==========       ==========             ======     =========

PREFERRED STOCK

  Balance, December 31, 1999                    -       $    -        $     -          $     -                $ -        $    -

  Issued to Autovenu stockholders
  (note 3)                                1,809,216            1            -                -                  -               1
                                        ------------    ---------     ----------       ----------             ------     ---------
                                          1,809,216            1            -                -                  -               1

Comprehensive income:
  Loss                                          -            -              -             (9,800)               -          (9,800)
                                        ------------    ---------     ----------       ----------             ------     ---------
Balance, September 30, 2000             101,809,216     $  8,152      $     -          $ (35,453)             $ -        $(27,301)
                                        ============    =========     ==========       ==========             ======     =========


Refer to notes 1 and 3 for basis of presentation.

See accompanying notes to consolidated financial statements.

BCS INVESTMENT CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
$ United States

(Unaudited - prepared by management)

                                                       From inception
                                                  (March 21, 2000) to
                                                        September 30,
                                                                 2000
Cash provided by (used in):

Operations
  Loss                                                   $    (9,800)
  Item not involving cash:
    Amortization                                               1,959
  Changes in non-cash working capital:
    Accounts receivable                                       (3,275)
    Accounts payable and accrued liabilities                   4,530
                                                         ------------
                                                              (6,586)

Financing
  Note payable to stockholder                                195,000
  Issue of common shares for cash                              8,150
                                                         ------------
                                                             203,150

Investments
  Expenditures on capital assets                              (3,865)
  Website development costs                                   (7,475)
                                                         ------------
                                                             (11,340)

                                                         ------------
Increase in cash                                             185,224

Cash, beginning of period                                        -

                                                         ------------
Cash, end of period                                      $   185,224
                                                         ============

See accompanying notes to consolidated financial statements.

Supplementary information
  Interest paid                                                  -
  Income taxes paid                                              -

Non-cash financing activities
  Common shares issued upon share exchange (note 3)                1
  Preferred shares issued upon share exchange (note 3)             1
  Liabilities assumed on business combination (note 3)       (25,651)



BCS INVESTMENT CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Period ended September 30, 2000
(Unaudited - prepared by management)

--------------------------------------------------------------------------------

1.   Basis of presentation:

     BCS Investment Corporation ("BCS" or the "Company") is a development stage company and was incorporated under the name of Buffalo Capital VII, Ltd. ("BC7") on September 19, 1997 under the laws of the state of Colorado. The Company adopted the name, Workfire.com, Inc. ("WFI") effective June 18, 1999 and formally changed its name from Buffalo Capital VII, Ltd. to Workfire.com, Inc. on July 12, 1999. During 1999, the Company's principal business activity, carried on through it's former subsidiary, Workfire.com (formerly Workfire Technologies Inc.) ("WTI"), was the development of software to deliver extended Internet services to Internet users. On November 12, 1999, the Company distributed its shares of Workfire.com on a prorata basis to its stockholders of record on that date and became a shell company with no active operations. On February 7, 2000 the name of the Company was changed to BCS Investment Corporation.

     Effective September 25, 2000, the Company acquired 100% of the outstanding common shares of Autovenu, Inc. ("Autovenu"). As Autovenu stockholders obtained control of the Company through the exchange of their shares of Autovenu for shares of the Company, the acquisition of Autovenu has been accounted for in these consolidated financial statements as a capital transaction, effectively as if Autovenu had issued shares for consideration equal to the net monetary assets of BCS. Consequently, the consolidated statements of loss, stockholders' deficiency and comprehensive income and cash flows reflect the results of operations and changes in financial position of Autovenu, for the period from incorporation of Autovenu on March 21, 2000 to September 30, 2000, combined with those of the legal parent, BCS, from the effective date of issuance, September 25, 2000, in accordance with generally accepted accounting principles.

     Autovenu's  principle  business  activities  include  the  development  and
     marketing    of    software     applications     targeted    at    specific
     business-to-business e-commerce industries.


2.   Significant accounting policies:

     a)  General

     The information included in the accompanying consolidated interim financial statements is unaudited. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation for the interim periods presented, have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

BCS INVESTMENT CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period ended September 30, 2000
(Unaudited - prepared by management)

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     b)  Basis of consolidation

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, Autovenu, Inc. All material intercompany balances and transactions have been eliminated.

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

     d)  Financial instruments

         The fair values of accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the note payable to stockholder approximates its carrying value as the instrument bears a market rate of interest. It is not possible to determine the fair value of the amount due to related party as a maturity date is not determinable. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

     e)  Capital assets

         Capital assets are stated at cost. Amortization is provided on a straight-line basis using the following annual rates which are intended to amortize the cost of assets over their estimated useful life:

         Asset                                                              Rate

         Computer equipment                                                  33%
         Organizational costs                                                20%


     f)  Website development

         Website development costs incurred in the planning stage are expensed as incurred. The costs of application and infrastructure development incurred subsequent to the preliminary project stage, and that have received management approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life (estimated to be two years). Once developed, operating costs are expensed as incurred.

BCS INVESTMENT CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period ended September 30, 2000
(Unaudited - prepared by management)

--------------------------------------------------------------------------------


3.   Business Combination:


     Effective September 25, 2000, Autovenu and BCS executed a share exchange agreement. BCS issued 85,953,920 common shares and 1,809,216 preferred shares to the stockholders of Autovenu in consideration for all of the issued and outstanding common shares of Autovenu on the basis of 303.7241 common shares and 6.393 preferred shares of BCS for every common share of Autovenu. As the former stockholders of Autovenu obtained control of the Company through the share exchange, this transaction has been accounted for in these financial statements as a recapitalization of Autovenu with the net monetary assets of BCS. Under recapitalization accounting, Autovenu is considered to have issued shares for consideration equal to the net monetary assets of BCS with the results of BCS operations included in the consolidated financial statements from the date of acquisition. The acquisition details are as follows:

     Net deficiency assumed
       Accounts payable                                           $(14,292)
       Due to related party                                        (11,359)
                                                                  ---------
                                                                   (25,651)
                                                                  =========

     Consideration given for net deficiency assumed
       85,953,920 Common shares issued                                   1
       1,809,216 preferred shares issued                                 1
       Charge to deficit                                           (25,653)
                                                                  ---------
                                                                  $(25,651)
                                                                  =========


4.   Capital assets

                                                                             Accumulated             Net book
                                                                  Cost      amortization                value
     Computer equipment                                        $ 3,496            $  670              $ 2,826
     Organizational costs                                          369                37                  332
                                                         -------------- ----------------- --------------------
                                                               $ 3,865            $  707              $ 3,158
                                                         ============== ================= ====================

BCS INVESTMENT CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
$ United States

Period ended September 30, 2000
(Unaudited - prepared by management)

--------------------------------------------------------------------------------


5.   Website development

     Capitalized costs                                           $7,475
     Accumulated amortization                                     1,252
                                                                 ------
                                                                 $6,223
                                                                 ======

6.   Note payable to stockholder

     The note is unsecured, due January 24, 2001 and bears interest at 12%. Interest payable on the note aggregating $4,355, is included in accounts payable and accrued liabilities in the accompanying balance sheet.

7.   Due to related party:

     The amount due to related party is unsecured, non-interest bearing and without stated terms of repayment.

8.   Capital stock:

     Authorized:
          100,000,000 voting common shares, without par value
           10,000,000 non-voting preferred shares without par value, convertible into 100 common shares per preferred share

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements of the Company. This report includes certain forward-looking statements, which reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements based upon, among other things, the Company's ability to raise additional capital, its ability to identify suitable target markets and execute its business plan to penetrate those markets. The inability to obtain additional financing when needed would have a material adverse effect on the Company's operating results.

GENERAL

The Company was incorporated under the laws of the State of Colorado on September 19, 1997. From its inception to June 18, 1999, the Company operated as a "shell" company and its business plan was to seek out and take advantage of business opportunities that may have had the potential for profit, and to acquire such businesses, or a controlling interest therein.

On September 25, 2000, a change in control of the Company occurred, in conjunction with closing under a Reorganization and Stock Purchase Agreement between the Company and Autovenu, Inc. a Delaware corporation ("Autovenu"). As the result of a Reorganization and Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Autovenu and the former shareholders of Autovenu obtained control over the Company.

Consequently, the acquisition of Autovenu has been accounted for in the consolidated financial statements as a capital transaction. The consolidated financial statements for the period from inception to September 30, 2000 reflect the results of operations and changes in financial position of Autovenu, for the period from incorporation of Autovenu on March 21, 2000 to September 30, 2000 combined with those of the legal parent, BCS, from acquisition on September 25, 2000.

Since Autovenu was incorporated in March 2000, no information is being presented for the comparable period in 1999.

The Company intends to change the name of the Company to Crossnet Communications, Inc. and to reverse the shares of the Company outstanding by 1 for 10 and has filed a preliminary disclosure document with the U.S. Securities and Exchange Commission to this effect.

As of the date of this report the Company had limited sources of income and must rely entirely upon loans and equity investments from affiliates to pay operating expenses. The Company intends to actively seek additional funds for its business development during the remainder of the fiscal year.

PLAN OF OPERATION

AutoVenu Inc. is a software development company with a business plan focused on specific business-to-business Internet applications and Internet infrastructure software applications. One of the business-to-business markets, which the Company is evaluating as a potential long-term development target, is the used car wholesale and auction market. As part of its continuing evaluation of these markets the Company has acquired software from a recognized leader in the automotive Internet environment and the Company has developed a separate software application for an initial target market. With the addition of capital, the Company intends to further develop software initiatives that will target the used automotive market.

The Company has developed certain software applications that are currently integrated in the site www.publiccarauctions.com. The Company has developed this initial Internet software product and has engaged its first client who is utilizing the software on the Internet. Evaluation of this product and its acceptance within its target market will be completed by the first quarter of 2001 at which time the Company will determine its long term strategy for this product.

Additionally, the Company intends to joint venture the development of certain Internet imaging and Internet infrastructure technologies. The outcome of these projects is highly uncertain. The Company's business plan includes the direct commercial exploitation of certain technologies and the Company intends to be a passive early-stage investor with other technologies.

The Company currently has limited capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional financing it may be unable to proceed with the development of its business plan. During the months following the filing of this report, management intends to actively seek additional funds in exchange for the Company's securities in order to allow the implementation of its business plan.

LIQUIDITY

The Company's operating activities during the three months ended September 30, 2000 reduced available cash by $6,586. The Company's cash flows from financing activities were $153,000 for the three months ended September 30, 2000, primarily due to notes advanced to the Company by a stockholder. The Company invested $7,475 in development costs during the three-month period ended September 30, 2000.

At September 30, 2000 the Company had a working capital deficiency of $36,682.

Since the Company has no significant source of revenue, the working capital deficiency will continue to be increased by operating expenses. The Company presently has limited external sources of cash and is dependent upon its management, stockholders, and affiliates for funding.

FINANCIAL CONDITION

At September 30, 2000, the Company had assets of $197,880, consisting primarily of cash of $185,224. The cash was provided by the controlling shareholder of the Company. The related unsecured promissory note is in the principal amount of $195,000, is due January 24, 2001, and bears interest at 12% per annum.

RESULTS OF OPERATIONS

The Company has limited current operations and has not generated significant revenues from its operations since its inception. The Company has relied upon loans from a stockholder to pay operating expenses. For the three months ended September 30, 2000, revenues of $5,775 were not sufficient to cover expenses of $15,079, resulting in a loss of $9,304. The most significant expenditures were consulting fees of $5,000 and interest expense of $4,355. The consulting fees were paid to the controlling shareholder pursuant to a consulting agreement for managerial and general consulting development services.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not Applicable.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the three months ended September 30, 2000, the registrant issued 83,953,920 shares of Common Stock and 1,809,216 shares of Series A Convertible Preferred Stock to acquire all of the issued and outstanding shares of Autovenu, Inc. The registrant relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The three persons to whom the shares were issued were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant's business. Restrictive legends were placed on the stock certificates evidencing the shares.


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

            Not Applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A)          EXHIBITS

    Regulation                                                                                      Consecutive
    S-B Number                                         Exhibit                                      Page Number

       3.1          Articles of Incorporation, as amended (3)<F3>                                       N/A

       3.2          Bylaws (1))<F1>                                                                     N/A

       4.1          Warrant Agent Agreement (1))<F1>                                                    N/A

       4.2          Specimen Class A Warrant Certificate (1)<F1>                                        N/A




       4.3          Specimen Class B Warrant Certificate (1))<F1>                                       N/A

       4.4          Stock Option Plan (2)<F2>                                                           N/A

        11          Statement Re: Computation of Per Share Earnings                                See Financial
                                                                                                     Statements

        27          Financial Data Schedule                                                             ___

       99.1         Share Exchange Agreement between the registrant and the shareholders of             N/A
                    AutoVenu, Inc., dated September 25, 2000 (3))<F3>
---------------------------

(1))<F1> Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.
(2))<F2> Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.
(3))<F3> Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission dated September 25, 2000.

B)       REPORTS ON FORM 8-K:

On October 5, 2000, the Company filed a current report on Form 8-K to disclose the acquisition of Autovenu, Inc., reporting under Item 1. Changes in Control of Registrant, Item 2. Acquisition or Disposition of Assets, and Item 5. Other Events. The required financial statements will be filed by amendment.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BCS Investment Corporation


Date:  November 14, 2000                  By: /S/ MARK MOLDENHAUER
     -------------------------------         -----------------------------------
                                             Mark Moldenhauer
                                             President and Director
                                             (Principal Financial and
                                             Accounting Officer)