Form 10KSB
period 2000-12-31
CROSSNET COMMUNICATIONS INC
filed 2001-04-02
CIK 1047295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number: 0-23871

                          CROSSNET COMMUNICATIONS, INC.
                       (F/K/A BCS INVESTMENT CORPORATION)
                 (Name of small business issuer in its charter)


           COLORADO                                       84-1434323
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     14500 NORTH NORTHSIGHT BOULEVARD, SUITE 213, SCOTTSDALE, ARIZONA 85260
           (Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number: (480) 556-0850

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            Issuer's revenues for its most recent fiscal year: $9,580

        Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant
                         as of March 29, 2001: $159,596

    Number of shares outstanding of registrant's common stock, no par value, as of March 29, 2001: 10,000,021

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                     ---   ---

Exhibit index on consecutive page 15                          Page 1 of 40 Pages

                                     PART I

                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements.


ITEM 1.     DESCRIPTION OF BUSINESS.
- --------------------------------------------------------------------------------

INTRODUCTION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Crossnet Communications, Inc. and its wholly-owned subsidiary, Autovenu, Inc.

We have two separate business divisions: (1) we are implementing the business plan of Autovenu, Inc.; and (2) we are a "shell" company actively seeking merger and acquisition opportunities.

BACKGROUND

We were incorporated under the name Buffalo Capital VII, Ltd. in the State of Colorado on September 19, 1997. From our inception to June 18, 1999, we operated as a "shell" company and our business plan was to seek out and take advantage of business opportunities that may have the potential for profit, and to acquire such businesses or a controlling interest therein.

On June 18, 1999, we entered into a Reorganization and Stock Purchase Agreement with Workfire.com, a company incorporated under the laws of the State of Nevada ("Workfire-Nevada"). Under the agreement, we acquired 89% of the issued and outstanding shares of Workfire-Nevada and changed our name to Workfire.com, Inc. As a result of the agreement, the shareholders of Workfire-Nevada became our controlling shareholders.

On November 5, 1999, we approved a resolution to distribute all of our shares of Workfire-Nevada to our shareholders on a pro-rata basis. We believed this was necessary in order to provide funding for Workfire-Nevada. As a result of the share distribution, we no longer owned or controlled Workfire-Nevada. On February 7, 2000, we changed our name to BCS Investment Corporation and actively sought a merger or acquisition opportunity.

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. Autovenu, Inc. is a software development company whose business model includes the acquisition and development of Internet related software and technology. We consummated the acquisition by exchanging 303.7241 shares of our common stock and 6.393 shares of our Series A preferred stock (both pre reverse stock split) for each issued and outstanding share of common stock of Autovenu, Inc. The Series A preferred stock is convertible into 100 shares of common stock without additional consideration. Autovenu, Inc. had a total of 283,000 issued and outstanding shares of common stock. The shareholders of Autovenu, Inc. were Mark Moldenhauer, Jules Lee Wurzel and BusinessTradeCenter.com, Inc. As a result of the share exchange, the former shareholders of Autovenu, Inc. now control us and new officers and directors were appointed.

Effective December 18, 2000, we implemented a 1-for-10 reverse stock split and changed our name to Crossnet Communications, Inc. Except where otherwise indicated, all information in this Annual Report on Form 10-KSB has been presented to give retroactive effect to the reverse stock split. We now have two separate business divisions: (1) we are implementing the business plan of Autovenu, Inc.; and (2) we are a "shell" company actively seeking merger and acquisition opportunities.

AUTOVENU, INC.

INDUSTRY BACKGROUND

We develop and market computer database software designed to facilitate the identification and viewing of automobiles over the Internet prior to being auctioned for sale to the public. Our software is designed to allow a public car auction to attract potential buyers expeditiously and efficiently by establishing an Internet presence.

PUBLIC CAR AUCTIONS. Public car auctions exist in most states and are usually held in or near major metropolitan areas. The public car auction market has evolved into specialty auctions of rare automobiles or auctions that focus on lower priced automobiles which are not in demand at the typical automotive dealership. We believe the major issue relating to the success of a public car auction is the cost of attracting a sufficient number of buyers. We believe that public car auctions have failed to generate sufficient public interest to become a reliable method of buying and selling automobiles. Our software is designed to allow a public car auction to expeditiously and efficiently establish an Internet presence and an e-commerce web site, which in turn will provide significant value by reducing the costs of doing business and increasing the productivity of marketing resources.

INTERNET. The Internet has emerged as a global communications medium to deliver and share information and to efficiently market products electronically. The growth in the number of Internet users has led to the proliferation of information and services available on the Internet, including e-commerce, e-mail and other content. Businesses and individuals are using the Internet as a medium for purchasing merchandise and to obtain information on future purchases. We expect businesses and individuals to conduct an increasing amount of activity over the Internet.

THE AUTOVENU SOLUTION

Our software platform contains a menu of location, search options and a credit application. Once a user identifies a vehicle at a convenient location, the user is encouraged to attend the public car auction to bid on the vehicle. The user can also obtain preliminary credit approval to purchase the vehicle. This is accomplished through three modules: the auction locator, the car locator, and the credit module, which collaborate with one another to facilitate the eventual purchase of the auctioned vehicle. The auction locator module allows the user to identify an auction within a certain city or state. Once an auction has been identified, the car locator module allows the user to search and review a number of the automobiles which will be auctioned. The credit module allows the user to calculate a loan amount which the user could typically qualify for in order to purchase the vehicle. We believe this approach will encourage a user to review the available information, attend the public car auction, inspect the vehicle, and make an informed purchase decision. We generate revenue by licensing our software and providing maintenance and technical support.

PROTECTION OF TECHNOLOGY

We rely on a combination of nondisclosure and other contractual agreements to protect our technology. We have not registered our software for trademark or copyright. Although we protect our technology, third parties may also independently discover or invent competing technologies or reverse engineer our software. In addition, foreign countries may treat the protection of our proprietary rights differently from, and may not protect proprietary rights to the same extent as, the laws of the U.S. Therefore, the measures we take to protect our proprietary rights may not be adequate.

KEY ALLIANCE AND RELATIONSHIP - PUBLICCARAUCTIONS, INC.

We have one key relationship. Under an agreement dated July 25, 2000, PublicCarAutions, Inc. pays us a flat fee of $500 per month to use our software and to receive 5 hours of technical support per month. PublicCarAuctions, Inc. maintains an e-commerce web site at WWW.PUBLICCARAUCTIONS.COM. PublicCarAutions, Inc. is the only entry portal for our software and, as a result, it is our only source of revenue. Unless mutually extended, the agreement will terminate on July 25, 2001.

We do not intend to establish relationships with other companies to facilitate the sale of our software. Our dependence upon PublicCarAuctions, Inc. has made us vulnerable to changes in the operations of PublicCarAuctions, Inc., which may have a negative effect on our operations. We can give you no assurance that we will be able to maintain our relationship with PublicCarAuctions, Inc., or that we will be able to develop and maintain other strategic alliances.

RESEARCH AND DEVELOPMENT

We have very limited development costs. We do not intend to develop any products without having obtained a customer or joint venture to assist in the cost of development.

MANUFACTURING

We do not manufacture any products.

SALES AND MARKETING

We market our software through our alliance and relationship with PublicCarAuctions, Inc. We intend to rely upon success of their web site, WWW.PUBLICCARAUCTIONS.COM., if any. We will not advertise or engage in any marketing of our own. We cannot give you any assurance as to the success of www.publiccarauctions.com, or the resulting impact on our sales and marketing, if any.

COMPETITION

We compete with companies that offer the ability to provide Internet software similar to ours. We also compete with the traditional means of acquiring vehicles. We expect competition to increase. Within each of our markets, we face competition from public and private companies as well as our potential customers' in-house design efforts. We compete primarily on the basis of price, ease of use, and functionality. Due to our small size, it can be assumed that most if not all of our competitors have significantly greater financial, technical, marketing and other competitive resources. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products in a manner that may discourage users from purchasing our products. Also, our competitors and potential competitors may have greater name recognition and more extensive customer bases that could be leveraged, for example, to position themselves as being more experienced, having better products, and being more knowledgeable than us. To compete, we may be forced to offer lower prices and narrow our marketing focus, resulting in reduced revenues, if any.

EMPLOYEES

We have one employee at this time, Mark Moldenhauer, our president. We intend to create relationships and retain consultants and contractors with established connections in the Internet and application service provider industries. Depending upon the market acceptance of our software, we may hire employees in the foreseeable future.

ACQUISITION AND MERGER DIVISION

GENERAL

In addition to the operations of Autovenu, Inc., we are also seeking, investigating and, if warranted, willing to acquire other businesses that may have applications directly related to the Internet. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of any kind or nature. Our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only limited potential business ventures because we have nominal assets and limited financial resources. Our lack of diversification should be considered a substantial risk to our shareholders because it may not permit us to offset potential losses from one venture against gains from another.

We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the development of our business plan will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe we will be able to offer owners of acquisition candidates the opportunity to acquire an interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Securities Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which includes providing audited financial statements to be included within the numerous filings required under the Securities Exchange Act. However, we have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our officers and directors will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

         o        the available technical, financial and managerial resources;

         o working capital and other financial requirements; history of operations, if any;

         o prospects for the future, and the nature of present and expected competition;

         o the quality and experience of management services which may be available and the depth of that management;

         o the potential for further research, development, or exploration;

         o        the potential for growth, expansion and profit; and

         o the perceived public recognition of name identification, products and services.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

We will rely upon the efforts of our officers, directors and, to a much lesser extent, the efforts of our shareholders, in accomplishing this business purpose. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. However, if we do retain an outside consultant or advisor, any cash fee earned by such party will most likely be paid by the prospective merger/acquisition candidate. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none are contemplated.

We will not restrict our search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage or is already operating. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we offer. Furthermore, we do not intend to seek capital to finance the operation of any acquired business opportunity until such time as we have successfully consummated a merger or acquisition. It is anticipated that we will incur nominal expenses in the implementation of this business plan.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition. Until a merger or acquisition is consummated, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of our securities.

While the actual terms of a transaction cannot be predicted, it may be expected that the parties will desire to avoid the creation of a taxable event and structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of our shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms. We will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within a reasonable time thereafter, the closing documents will provide that the proposed transaction will be voidable at our discretion. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

COMPETITION

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Securities Act of 1933, and the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940. In the event we engage in a business combination which results in us holding a passive investment interest in a number of entities, we could be subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act. Consequently, a violation of such Investment Company Act could subject us to material adverse consequences.

INVESTMENT ADVISERS ACT OF 1940

Under Section 202(a)(11) of the Investment Advisers Act of 1940, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. We will only seek to locate a suitable merger of acquisition candidate, and do not intend to engage in the business of advising others in investment matters for a fee or otherwise.


ITEM 2.    DESCRIPTION OF PROPERTY.
- --------------------------------------------------------------------------------

We do not own properties and at this time have no agreements to acquire any properties.

Our corporate headquarters are located in Scottsdale, Arizona, where we occupy approximately 200 square feet under a written lease that expires in June 1, 2001. Under the agreement, we pay rent to an affiliate of $500 per month, and we believe our relationship with our affiliated-landlord is good. We expect to renew the lease prior to the expiration date.


ITEM 3.    LEGAL PROCEEDINGS.
- --------------------------------------------------------------------------------

None.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
- --------------------------------------------------------------------------------

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., and consummated the transaction by exchanging
303.7241 shares of our common stock and 6.393 shares of our Series A Preferred Stock (both pre reverse stock split) for each issued and outstanding share of common stock of Autovenu, Inc. Under the agreement, our shareholders were required to amend our Articles of Incorporation and approve a name change from BCS Investment Corporation to Crossnet Communications, Inc.

Also, our board of directors believed that a 1-for-10 reverse split of our outstanding shares of common stock will enhance and promote the value of our business. Our board approved the reverse split and recommended that our shareholders vote on the matter at a special meeting of shareholders.

At a special meeting of the shareholders on December 11, 2000, there were 82,005,507 shares of common stock (pre reverse stock split) represented in person, sufficient to constitute a quorum. All 82,005,507 shares at the meeting voted and approved our name change to Crossnet Communications, Inc. and our 1-for-10 reverse split, both effective December 18, 2000.



                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLER MATTERS
- --------------------------------------------------------------------------------

Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "CRNC". We were initially cleared for trading on June 29, 1998 under the symbol "BUFK". On June 21, 1999, we changed our symbol to "WKFR" and traded under that symbol until February 11, 2000, at which we time our symbol changed to "BCSC". Effective December 18, 2000, we changed our name to Crossnet Communications, Inc. and our symbol changed to "CRNC". The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter for the last two fiscal years (as adjusted for the reverse stock split):



                                                 BID OR TRADE PRICES


1999 FISCAL YEAR                           HIGH                        LOW

Quarter Ending 03/31/99..............      $0.00                       $0.00
Quarter Ending 06/30/99..............      $6.500                      $4.438
Quarter Ending 09/30/99..............      $6.375                      $4.750
Quarter Ending 12/31/99..............      $0.00                       $0.00


2000 FISCAL YEAR                           HIGH                        LOW

Quarter Ending 03/31/00..............      $1.875                      $0.125
Quarter Ending 06/30/00..............      $0.250                      $0.060
Quarter Ending 09/30/00..............      $0.080                      $0.040
Quarter Ending 12/31/00..............      $0.200                      $0.040

As of December 31, 2000, there were 116 record holders of our common stock.

On March 29, 2001, the closing price for our common stock on the OTCBB was $0.09375.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
- --------------------------------------------------------------------------------

BASIS OF PRESENTATION

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. In accordance with the share exchange, the former shareholders of Autovenu, Inc. now control us and new officers and directors were appointed. As a result, the share exchange has been accounted for as a capital transaction, as if Autovenu, Inc. had issued shares for consideration equal to our net monetary assets followed by a recapitalization of our shares of common stock. Consequently, our consolidated audited statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of Autovenu, Inc. for the period from its inception (March 21, 2000) to December 31, 2000, combined with ours from the recapitalization date of September 25, 2000.

SELECTED FINANCIAL DATA

Our selected financial data for the period from inception (March 21, 2000) to December 31, 2000 shown below is derived from our consolidated audited financial statements. The financial data derived from the statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

         BALANCE SHEET DATA:                      DECEMBER 31, 2000

         Current Assets                                $152,496
         Total Assets                                  $161,472
         Current Liabilities                           $225,723
         Stockholders' Deficiency                      $(64,251)
         Working Capital Deficiency                    $(73,227)


         STATEMENT OF LOSS DATA:
                                                    MARCH 21, 2000
                                                    (INCEPTION) TO
                                                   DECEMBER 31, 2000
         Revenues                                       $9,580
         Net Loss                                     $(46,750)
         Net Loss per Share                            $(0.01)

OVERVIEW

We have two separate business divisions: (1) we are implementing the business plan of Autovenu, Inc.; and (2) we are a "shell" company actively seeking merger and acquisition opportunities. We are in the development stage and have generated limited revenues. We had a net loss of $46,750 from inception (March 21, 2000) through December 31, 2000, and a stockholders' deficiency of $64,251 at December 31, 2000. We had a working capital deficiency of $73,227 at December 31, 2000. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the financial information set out herein do not include any adjustments that might result from the outcome of this uncertainty. We have limited operations and require additional financing. Ultimately we need to generate revenues and successfully attain profitable operations. Our previous capital needs have been met by equity offerings and loans from related parties. There can be no assurance that we will be able to market and distribute Internet related software and technology . Even if we are able to market and distribute the software and technology, there is no assurance that we will be able to attain profitable operations.

REVENUES

We incurred a net loss of $46,750 for the period from inception (March 21, 2000) through December 31, 2000. Our website maintenance revenues were $7,275, and we generated interest income of $2,305. Our only source of revenues is through our licensing agreement with PublicCarAuctions, Inc. There can be no assurance that we will be able to continue our relationship with PublicCarAuctions, Inc., or that we will be able to secure other agreements for the sale, installation and maintenance of our software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred expenses of $56,330 for the period from inception to December 31, 2000, which included consulting fees ($5,000); professional fees ($20,221); and salaries and benefits ($13,217). Website development costs which were incurred in the planning stages were expensed when incurred. The costs of application and infrastructure development which are incurred subsequent to the project stage, and that have received management's approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life, which is estimated to be three years. At December 31, 2000, capitalized website development costs were $7,525 and accumulated amortization was $1,039.

LIQUIDITY AND FINANCIAL CONDITION

The cash requirements of funding our operations and acquisitions have exceeded cash flows from operations. We have satisfied our capital needs primarily through debt and equity financing. For the period since inception, the statement of cash flows reflects net cash used in operating activities of $40,182, which was offset by net cash provided by financing activities of $203,100. At December 31, 2000, we had cash of $151,996 and a working capital deficit of $73,227. Substantially all of our liabilities consist of advances from related parties. Since we have limited revenues, our cash will be depleted by operating expenses and we will be dependent upon external sources of cash.

PLAN OF OPERATION

AUTOVENU, INC.

During the next twelve months, we will not advertise or actively seek additional customers to license our software. Instead, we will rely on the commercial success or failure of our only customer, www.publiccarauctions.com. If we are able to retain new customers by word of mouth, we will charge a licensing fee for our software and web hosting and installation fees for the additional entry portal. We expect to generate revenues of $500 per month from our current licensing agreement with PublicCarAuctions, Inc. We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire additional employees during that time period. We expect to finance our objectives from the licensing agreement with PublicCarAuctions, Inc. and from related party loans.

ACQUISITION AND MERGER DIVISION

During the next twelve months, we will seek to acquire assets or shares of an entity actively engaged in a business that generates revenues. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of March 30, 2001, we have not engaged in any preliminary contacts or discussions with any representative of a prospective business opportunity.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, our board of directors expects that we will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed acquisition prior to consummation. The disclosure is expected to be in the form of a proxy, information statement or report. While such disclosure may include audited financial statements of a target entity, there is no assurance that audited financial statements will be available. We intend to obtain certain assurances of value of the target entity's assets prior to consummating a transaction, with further assurances that audited financial statements will be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise transferred will not materially differ from the representations included in the closing documents, or the transaction will be voidable.


ITEM 7.    FINANCIAL STATEMENTS.
- --------------------------------------------------------------------------------

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE.
- --------------------------------------------------------------------------------

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
- --------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors are:

     NAME                      AGE           TITLE(S)
     ----                      ---           --------

     Mark Moldenhauer          48            President, Secretary and Director
                                             since September 2000

     Jules Wurzel              75            Treasurer and Director since
                                             September 2000

Our directors are elected by the shareholders and our officers are appointed annually by our board of directors. Vacancies in our board are filed by the board itself. Our officers and directors devote their time to us on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month. We anticipate a time commitment between five to ten hours per month. Set forth below are brief descriptions of the recent employment and business experience of our officers and directors.

MARK MOLDENHAUER, PRESIDENT, SECRETARY AND DIRECTOR. Since 1986, Mr. Moldenhauer has been engaged in the business of arranging public and private mergers, acquisitions, and the placement of equity and debt financing through his firm, MRM Consultants. In connection with rendering those consulting services, he has previously served as a director of numerous public and private companies. From 1997 to 1999, Mr. Moldenhauer was a founder and treasurer of Autotradecenter.com, Inc., a leading provider of Internet related automotive disposition technology. Mr. Moldenhauer was involved in management consulting services from 1980 to 1985 through Ball Management. From 1978 to 1980, he was a tax specialist for the Adolph Coors Company in Golden, Colorado, and from 1976 to 1978, he worked as an auditor for the national accounting firm then known as Peat, Marwick, Mitchell & Co. He received a master's degree in accounting from the University of Arkansas in 1976.

JULES WURZEL, TREASURER AND DIRECTOR. Mr. Wurzel has been retired since 1975. In 1961, he founded Ad Industries, Inc., a company located in New York, New York which engaged in advertising and production of promotional products. In 1966, Mr. Wurzel started a branch of Ad Industries in Denver, Colorado. At one point,

Mr. Wurzel was responsible for over 28 salesmen located in New York and Colorado. Mr. Wurzel sold Ad Industries, Inc. in 1975. Mr. Wurzel has been a director of several different companies. Mr. Wurzel attended classes at the University of Arizona and City College of New York, but did not receive a degree.

CONFLICTS OF INTEREST

Our officers and directors are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as our officers and directors. Insofar as our officers and directors are engaged in other business activities, we anticipate they will devote only a minor amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to our attention insofar as such opportunities may relate to our business operations.

Our officers and directors are subject to the restriction that all opportunities contemplated by us which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

We do not have any standing audit, nominating, or compensation committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, Mark Moldenhauer and Jules Wurzel have complied with their requirements for the fiscal year ended December 31, 2000. As a result of the Share Exchange Agreement dated September 25, 2000, Nicholas Miller was required to file a Form 5. To the best of our knowledge, Mr. Miller did not file the document.

ITEM 10.   EXECUTIVE COMPENSATION.
- --------------------------------------------------------------------------------

The following table sets forth the remuneration for our officers and directors from inception (March 21, 2000) through December 31, 2000:



                                                                   LONG TERM COMPENSATION
                                                                   ------------------------------------
                                  ANNUAL COMPENSATION              AWARDS                   PAYOUTS
                            -------------------------------------  ------------------------ -----------
                                                       OTHER       RESTRICTED   SECURITIES
                                                       ANNUAL      STOCK        UNDERLYING               ALL OTHER
NAME AND PRINCIPAL                                     COMPEN-     AWARD(S)     OPTIONS /   LTIP         COMPEN-
POSITION              YEAR  SALARY($)       BONUS($)   SATION($)   ($)          SARS ($)    PAYOUTS ($)  SATION($)
- -----------------------------------------------------------------  ------------------------ -----------  ----------
Mark Moldenhauer     2000   $10,000(1)<F1>  -0-        -0-         -0-          -0-         -0-          -0-
President, Chief
Executive Officer,
Secretary and
Director
- -------------------------------------------------------------------------------------------------------------------

Jules Wurzel,        2000   -0-             -0-        -0-         -0-          -0-         -0-          -0-
Treasurer and
Director
- -------------------------------------------------------------------------------------------------------------------

Nicholas Miller,     2000   -0-             -0-        -0-         -0-          -0-         -0-          -0-
former CEO
- -------------------------------------------------------------------------------------------------------------------

<F1>
(1) Under an oral agreement effective September 1, 2000, Mr. Moldenhauer receives $2,500 per month for his services as President of Autovenu, Inc. The agreement is a month-to-month agreement.

Other than the above, we do not pay monetary compensation to our officers and directors, nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred during the course of their performance. There are no employment agreements with any of our executive officers, and we have no long-term incentive or medical reimbursement plans. We anticipate some form of incentive-based monetary compensation in the future.

STOCK OPTION PLANS

In June 1999, we established a stock option plan. Under the plan, our board of directors may from time to time grant up to 1,375,840 options to purchase share of our common stock. The options may be granted to our officers, directors, employees and consultants. Options were granted to employees of Workfire-Nevada, which at the time was our subsidiary. As a result of the share distribution, these employees ceased to be our employees and the options issued were terminated in accordance with the plan. There are no options outstanding as of March 30, 2001.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.
- --------------------------------------------------------------------------------

The following table sets forth information, as of March 30, 2001, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock and by our directors and officers, both individually and as a group:



NAME AND ADDRESS OF                       SHARES OWNED BENEFICIALLY
BENEFICIAL OWNER                          AND OF RECORD                        PERCENT OF CLASS (1)<F1>

Mark Moldenhauer                          8,201,051(2)<F2>                     82%
14500 N. Northsight Blvd. Suite 213
Scottsdale, Arizona 85260

Jules Lee Wurzel                          96,617(2)<F2>                        1%
3100 South Monroe
Denver, Colorado 80210

Officers and directors as a group         8,297,668(2)<F2>                     83%
(2 persons)
- -----------------

<F1>
(1) Where persons listed on this table have the right to obtain additional shares of common stock through the conversion of convertible securities within 60 days from the date of this report, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 10,000,021 shares of common stock outstanding as of March 30, 2001.

<F2>
(2) These amounts do not reflect the 1,726,107 shares of Series A Preferred Stock which are owned by Mr. Moldenhauer and convertible into 17,261,070 shares of common stock, and the 19,179 shares of Series A Preferred Stock which are owned by Mr. Wurzel and convertible into 191,790 shares of common stock. Also, this amount does not reflect the shares of our common stock which Mr. Moldenhauer may receive if he converts the promissory note in amount of $195,000 dated July 24, 2000, and amended January 24, 2001. The promissory note is convertible into our shares of our common stock at the lesser of (1) $0.16 per share or
         (2) the ten previous days average bid price of our common stock as of the date of conversion.


CHANGES OF CONTROL

A business combination involving the issuance of our common stock may result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our current shareholders to sell or transfer all or a portion of their common stock. The resulting change in control could result in removal of the current officers and directors, and a corresponding reduction in or elimination of their participation in our future affairs.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------------------------------------------------------------------------------

(a) At December 31, 2000, we owed Workfire.com, a former subsidiary, $11,359 for operating advances. We have subsequently paid Workfire.com.

(b) Since June 2000, we have occupied offices from a company owned and controlled by Mark Moldenhauer. Under our agreement, we pay Pinnacle Financial Corp. $500 per month for rent. During the period ended December 31, 2000, we paid or accrued rental payments totaling $2,500.

(c) On July 24, 2000, we entered into a $195,000 promissory note with Mark Moldenhauer. Under the terms of the note, the principal beared interest at the rate of 12% per annum and we agreed to pay Mr. Moldenhauer interest payments on the 24th day of each month. The principal balance of the note was due on January 24, 2001. In January 2001, we agreed to revise the terms of the note to make it convertible, at Mr. Moldenhauer's sole option, into shares of our common stock at the lesser of (1) $0.16 per share or (2) the ten previous days' average bid price of our common stock as of the date of conversion. The revised note is due July 24, 2001.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
- --------------------------------------------------------------------------------

(A)      EXHIBITS:


REGULATION                                                                                       CONSECUTIVE
S-B NUMBER                                             EXHIBIT                                   PAGE NUMBER

2.1                 Share Exchange Agreement between BCS Investment Corporation and the          N/A
                    shareholders of Autovenu, Inc., dated September 25, 2000(2)<F2>

3.1                 Articles of Amendment of the Articles of Incorporation(3)<F3>                30

3.2                 Bylaws(1)<F1>                                                                N/A

4.1                 Warrant Agent Agreement(1)<F1>                                               N/A

4.2                 Specimen Class A Warrant Certificate(1)<F1>                                  N/A

4.3                 Specimen Class B Warrant Certificate(1)<F1>                                  N/A

4.4                 Stock Option Plan                                                            N/A

10.1                Promissory Note dated July 24, 2000, and amended January 24, 2001            31

10.2                Real Estate Lease dated May 1, 2000                                          33

10.3                Agreement with PublicCarAuctions.com Inc. dated July 25, 2000.               36

11                  Statement Re: Computation of Per Share Earnings                              See Financial
                                                                                                 Statements
99.1                Reorganization and Stock Purchase Agreement(3)<F3>                           N/A
- ---------------------------

<F1>
(1) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

<F2>
(2) Incorporated by referenced from the Current Report on Form-8-K filed with the Securities and Exchange Commission dated October 5, 2000.

<F3>
(3) The Company's Articles of Incorporation are incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998. The amendments to the Articles of Incorporation relating to the change of the Company's name from BCS Investment Corporation to Crossnet Communications, Inc. is being filed as Exhibit 3.1 to this Form 10-KSB.

(B) THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED DECEMBER 31, 2000:

         Form 8-K dated September 25, 2000 reporting under Items 1, 2 and 5, the Share Exchange Agreement between BCS Investment Corporation and the shareholders of Autovenu, Inc., filed October 5, 2000.

         Amendment 1 to Form 8-K dated September 25, 2000 reporting under Items 1, 2 and 5, the audited financial statements of Autovenu, Inc., filed December 8, 2000.

         Amendment 2 to Form 8-K dated September 25, 2000 reporting under Items 1, 2 and 5, the name change to Crossnet Communications, Inc., and the symbol change to "CRNC", filed December 20, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROSSNET COMMUNICATIONS, INC.



Dated: April 2, 2001                By: /s/ Mark Moldenhauer
      -----------------                -----------------------------------------
                                         Mark Moldenhauer, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                      DATE



/s/ Mark Moldenhauer                                 President, Secretary and Director          April 2, 2001
- -------------------------------                      (Principal Executive Officer)              -------------
Mark Moldenhauer


                                                     Treasurer and Director
/s/ Jules Wurzel                                     (Principal Financial and Accounting        April 2, 2001
- ---------------------------------                    Officer)                                   -------------
Jules Wurzel


                        Consolidated Financial Statements of

                        CROSSNET COMMUNICATIONS INC.

                        (A Development Stage Enterprise)

                        December 31, 2000

AUDITORS' REPORT TO THE STOCKHOLDERS


We have audited the accompanying consolidated balance sheet of Crossnet Communications Inc. (a development stage enterprise) as at December 31, 2000, and the related consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows for the period from inception on March 21, 2000 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Crossnet Communications Inc. as at December 31, 2000 and the results of its operations and its cash flows for the period from inception on March 21, 2000 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2(a) to the consolidated financial statements, the Company has incurred a loss since inception and has a net capital and working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Kelowna, Canada

March 1, 2001

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet

$ United States

December 31, 2000

=======================================================================================================
ASSETS

Current assets
     Cash                                                                                 $     151,996
     Accounts receivable                                                                            500
     --------------------------------------------------------------------------------------------------
                                                                                                152,496

Fixed assets (note 4)                                                                             2,490

Website development (note 5)                                                                      6,486

- -------------------------------------------------------------------------------------------------------
                                                                                          $     161,472
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued liabilities                                                $      19,364
  Note payable to stockholder (note 6)                                                          195,000
  Due to related party (note 7)                                                                  11,359
  -----------------------------------------------------------------------------------------------------
                                                                                                225,723

Stockholders' deficiency
  Capital stock (note 8):
    100,000,000  voting common shares, without par value
                 authorized, 10,000,021 issued                                                    8,151
    10,000,000   non-voting preferred shares without par
                 value, issuable in series authorized,
                 1,809,216 Series A convertible preferred shares, convertible
                 into 100 common shares per preferred share, issued                                   1

  Deficit accumulated during the development stage                                              (72,403)
  -----------------------------------------------------------------------------------------------------
                                                                                                (64,251)
Subsequent events (note 6 and 7)
Commitment (note 10)
- -------------------------------------------------------------------------------------------------------
                                                                                          $     161,472
=======================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Loss

$ United States

From inception on March 21, 2000 to December 31, 2000


================================================================================

Revenue
     Website maintenance fees                                     $       7,275
     Interest income                                                      2,305
     ---------------------------------------------------------------------------
                                                                          9,580

Expenses
     Amortization of fixed assets                                           957
     Amortization of website development                                  1,039
     Consulting fees                                                      5,000
     Interest                                                            10,205
     Internet hosting                                                       431
     Office and administrative                                              852
     Professional fees                                                   20,221
     Rent                                                                 2,500
     Salaries and benefits                                               13,217
     Transfer agent fees                                                  1,908
     ---------------------------------------------------------------------------
                                                                         56,330

- --------------------------------------------------------------------------------
Loss                                                              $     (46,750)
================================================================================

Weighted average number of common shares outstanding                  5,582,863

Loss per share, basic and diluted                                 $       (0.01)
================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

From inception on March 21, 2000 to December 31, 2000

=================================================================================================================
                                                                                        Deficit
                                                                                    Accumulated
                                                        Series A Convertible         during the             Total
                                   Common Stock             Preferred Stock         development     Stockholders'
                                Shares       Amount       Shares       Amount             stage        Deficiency
- -----------------------------------------------------------------------------------------------------------------

Shares issued for cash
  on March 23, 2000
  (note 8(a))                  607,448    $     100      127,860  $         -   $             -    $         100
Shares issued for software
  on May 15, 2000
  (note 8(b))                  303,724           50       63,930            -                 -               50
Shares issued for cash
  on July 26, 2000
  (note 8(c))                7,593,103        5,000    1,598,250            -                 -            5,000
Shares issued for cash
  on August 6, 2000
  (note 8(d))                   91,117        3,000       19,179            -                 -            3,000
- -----------------------------------------------------------------------------------------------------------------
                             8,595,392        8,150    1,809,216            -                 -            8,150
Shares held by BCS
  stockholders prior to
  recapitalization
  transaction (note 3)       1,404,629            1          -              1          (25,653)          (25,651)
- -----------------------------------------------------------------------------------------------------------------
                            10,000,021        8,151    1,809,216            1          (25,653)          (17,501)
Comprehensive loss:
  Loss                               -            -            -            -          (46,750)          (46,750)

- -----------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000         10,000,021    $   8,151    1,809,216  $         1   $      (72,403)    $     (64,251)
=================================================================================================================


See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

$ United States

From Inception on March 21, 2000 to December 31, 2000

================================================================================

Cash provided by (used in):

Operations
     Loss                                                         $     (46,750)
     Item not involving cash:
         Amortization                                                     1,996
     Changes in non-cash working capital:
         Accounts receivable                                               (500)
         Accounts payable and accrued liabilities                         5,072
     ---------------------------------------------------------------------------
                                                                        (40,182)

Financing
     Note payable to stockholder                                        195,000
     Issue of common shares for cash                                      8,100
     ---------------------------------------------------------------------------
                                                                        203,100

Investments
     Expenditures on fixed assets                                        (3,447)
     Website development costs                                           (7,475)
     ---------------------------------------------------------------------------
                                                                        (10,922)

- --------------------------------------------------------------------------------
Increase in cash                                                        151,996

Cash, beginning of period                                                    -

- --------------------------------------------------------------------------------
Cash, end of period                                               $     151,996
================================================================================


Supplementary information
  Interest paid                                                   $          -
  Income taxes paid                                               $          -
================================================================================

Non-cash financing activities
  Common shares issued for website software                       $          50
  Common shares issued upon share exchange                        $           1
  Preferred shares issued upon share exchange                     $           1
  Liabilities assumed on business combination                     $     (25,651)
================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

From inception on March 21, 2000 to December 31, 2000

- --------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     Crossnet Communications Inc. (the "Company") was incorporated under the name of Buffalo Capital VII, Ltd. ("BC7") on September 19, 1997 under the laws of the state of Colorado. The Company formally changed its name to Workfire.com, Inc. on July 12, 1999. During 1999, the Company's principal business activity, carried on through its former subsidiary, Workfire.com, was the development of software to deliver extended internet services to internet users. On November 12, 1999, the Company distributed its shares of Workfire.com on a pro rata basis to its stockholders of record on that date and became a shell company with no active operations. On February 7, 2000 the name of the Company was changed to BCS Investment Corporation ("BCS").

     Effective September 25, 2000, the Company acquired 100% of the outstanding common shares of Autovenu, Inc. ("Autovenu"). As Autovenu stockholders obtained control of the Company through the exchange of their shares of Autovenu for shares of the Company, the acquisition of Autovenu has been accounted for in these consolidated financial statements as a capital transaction, effectively as if Autovenu had issued shares for consideration equal to the net monetary assets of BCS followed by a recapitalization of the Company's common shares. As BCS had a net monetary deficiency at that date, the excess has been charged directly to deficit. Consequently, the consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of Autovenu, for the period from incorporation of Autovenu on March 21, 2000 to December 31, 2000, combined with those of the legal parent, BCS, from the recapitalization date, September 25, 2000, in accordance with accounting principles generally accepted in the United States of America.

     Effective, December 18, 2000, the Company changed its name to Crossnet Communications Inc.

     Autovenu's principle business activities include the development and marketing of software applications targeted at specific business-to-business e-commerce industries. To December 31, 2000, it has not generated significant revenues and is continuing to develop its business model. Accordingly, the Company is in the development stage for financial reporting purposes.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred a loss for the period since inception of $46,750, and at December 31, 2000 has a net capital deficiency of $64,251 and a working capital deficiency of $73,227. Management plans to rely on continued financial support from its majority stockholder, and to actively seek merger and acquisition opportunities with businesses that may have applications directly related to the internet.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

From inception on March 21, 2000 to December 31, 2000

- --------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     b)  Basis of consolidation

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Autovenu, Inc. All material intercompany balances and transactions have been eliminated.

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

     d)  Financial instruments

         The fair values of accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the note payable to stockholder approximates its carrying value as the instrument bears a market rate of interest. The fair value of the amount due to related party approximates its carrying value as the amount was settled at its carrying value subsequent to December 31, 2000 (note 7). The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

     e)  Fixed assets

         Fixed assets are stated at cost. The carrying values of fixed assets are reviewed on a regular basis for the existence of facts and circumstances both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Amortization is provided on a straight line basis using an annual rate of 33% which is intended to amortize the cost of assets over their estimated useful life.

     f)  Website development

         Website development costs incurred in the planning stage are expensed as incurred. The costs of application and infrastructure development incurred subsequent to the preliminary project stage, and that have received management approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life (estimated to be three years). Once the website is developed, operating costs are expensed as incurred.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

From inception on March 21, 2000 to December 31, 2000

- --------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     g)  Revenue recognition

         The Company recognizes website maintenance revenues ratably over the contract period.

     h)  Income taxes

         The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.

         Although the Company has consolidated loss carryforwards of approximately $50,000 available, no amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance as follows:

         Deferred income tax asset                              $        22,000
         Valuation allowance                                            (22,000)
         -----------------------------------------------------------------------
                                                                $             -
         =======================================================================

     i)  Loss per share

         Basic loss per share has been calculated using the weighted average number of common shares. As the Company has a loss for the period presented, basic and diluted loss per share are the same.

         The continuity of the Company's common shares has been adjusted for the recapitalization transaction (note 3) and the reverse one for ten stock split (note 8) as if both transactions occurred on March 21, 2000.

     j)  Stock option plan

         The Company has reserved 1,375,840 common shares for issuance to key employees, officers, consultants and directors pursuant to its Stock Option Plan. This amount is to be adjusted annually to be the greater of 9% of the outstanding common stock of the Company outstanding at the end of the immediately preceding fiscal year, or 1,375,840. Unless the option agreement executed by an optionee expressly otherwise provides, no portion of the options granted can be exercised until three months after the grant date. Options granted pursuant to the Plan have exercise prices no lower than 85% of the market price of the Company's common stock at the date of grant. All options granted pursuant to the Plan have exercise periods as determined by the Board at the time of grant that do not exceed 10 years.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

From inception on March 21, 2000 to December 31, 2000

- --------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     j)  Stock option plan (continued)

         The Company applies APB Opinion No. 25 in accounting for stock options granted to employees whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value at the date the related services are provided.

         No options have been granted under the Plan for the period from inception on March 21, 2000 to December 31, 2000.

     k)  Accounting standards change

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company commencing January 1, 2001. Adoption of this statement is not expected to materially impact the Company's results of operations or financial position as, to date, the Company has not entered into any derivative instruments.

3.   RECAPITALIZATION TRANSACTION:

     Effective September 25, 2000, Autovenu and BCS executed a share exchange agreement. BCS issued 8,595,392, post reverse stock split, common shares and 1,809,216 Series A convertible preferred shares to the stockholders of Autovenu in consideration for all of the issued and outstanding common shares of Autovenu on the basis of 303.7241 common shares and 6.393 convertible preferred shares of BCS for every common share of Autovenu. As the former stockholders of Autovenu obtained control of the Company through the share exchange, this transaction has been accounted for in these financial statements as a recapitalization of Autovenu. Under recapitalization accounting, Autovenu is considered to have issued shares for consideration equal to the net monetary assets of BCS with the results of BCS operations included in the consolidated financial statements from the date of acquisition. The acquisition details are as follows:

     Net deficiency assumed
       Accounts payable                                           $     (14,292)
       Due to related party                                             (11,359)
     ---------------------------------------------------------------------------
                                                                        (25,651)
     ===========================================================================

     Consideration given for net deficiency assumed
       8,595,392 common shares issued                                         1
       1,809,216 Series A convertible preferred shares issued                 1
       Charge to deficit                                                (25,653)
     ---------------------------------------------------------------------------
                                                                  $     (25,651)
     ===========================================================================

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

From inception on March 21, 2000 to December 31, 2000

- --------------------------------------------------------------------------------

4.   FIXED ASSETS
     ===========================================================================
                                             Accumulated                Net book
                                   Cost     amortization                   value
     ---------------------------------------------------------------------------
     Computer equipment         $ 3,447         $     957        $         2,490
     ===========================================================================

5.   WEBSITE DEVELOPMENT
     ===========================================================================
     Capitalized costs                                             $       7,525
     Accumulated amortization                                              1,039
     ---------------------------------------------------------------------------
                                                                   $       6,486
     ===========================================================================

6.   NOTE PAYABLE TO STOCKHOLDER

     The note is unsecured, due January 24, 2001 and bears interest at 12% per annum. Interest payable on the note aggregating $10,205, is included in accounts payable and accrued liabilities in the accompanying balance sheet.

     Subsequent to December 31, 2000, the terms of the note were revised. The revised note is unsecured, due July 24, 2001, bears interest at 12% per annum and is convertible into common shares of the Company, at the option of the stockholder, at a price equal to the lesser of:

     a)  $0.16 per share; or

     b) the average bid price of the Company's common stock for the ten days immediately prior to the date of conversion.

     The revision of the terms of the note payable will be accounted for as a debt settlement. Any gain or loss on the settlement will be recorded in the period incurred.

7.   DUE TO RELATED PARTY:

     The amount due to related party is unsecured, non-interest bearing and without stated terms of repayment. The related party is a former subsidiary of the Company that has common ownership.

     Subsequent to December 31, 2000, the Company repaid the amount due to related party.

8.   CAPITAL STOCK:

     During the period ended December 31, 2000, the Company issued common shares as follows:

     a) 20,000 (607,448 subsequent to the recapitalization and reverse stock split) common shares for cash at $0.005 per share.

     b) 10,000 (303,724 subsequent to the recapitalization and reverse stock split) common shares for website related software. The fair value of the common shares issued, aggregating $50, approximated the fair value of the software acquired.

     c) 250,000 (7,593,103 subsequent to the recapitalization and reverse stock split) common shares for cash at $0.02 per share.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

From inception on March 21, 2000 to December 31, 2000

- --------------------------------------------------------------------------------


8.   CAPITAL STOCK (CONTINUED):

     d) 3,000 (91,117 subsequent to the recapitalization and reverse stock split) common shares for cash at $1.00 per share.

     On December 18, 2000, the Company performed a one for ten reverse stock split of its outstanding common stock. The continuity of the Company's common stock has been adjusted in these consolidated financial statements to reflect this transaction as if it occurred on March 21, 2000.

9.   RELATED PARTY TRANSACTIONS:

     The Company rents its premises from its majority stockholder. During the period ended December 31, 2000 the Company paid or accrued rental payments of $2,500 to the majority stockholder.

10.  COMMITMENT:

     The Company is committed to monthly premises rental payments, aggregating $3,000, to its majority stockholder until June 1, 2001.