Form 10QSB
period 2001-03-31
CROSSNET COMMUNICATIONS INC
filed 2001-05-15
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2001

[ ]             TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT
  For the transition period from _____________________ to __________________

                         Commission file number 0-23871

                          CROSSNET COMMUNICATIONS, INC.
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

             10,000,021 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                  MAY 15, 2001

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                          CROSSNET COMMUNICATIONS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet..........................................4

           Consolidated Statement of Loss......................................5

           Consolidated Statement of Cash Flows................................6

           Notes to Consolidated Financial Statements..........................7

   Item 2. Management's Discussion and Analysis or Plan of Operation...........8


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings..................................................12

   Item 2. Changes in Securities..............................................12

   Item 3. Defaults Upon Senior Securities....................................12

   Item 4. Submission of Matters to a Vote of Security Holders................12

   Item 5. Other Information..................................................12

   Item 6. Exhibits and Reports on Form 8-K...................................12


SIGNATURES....................................................................14

                        Consolidated Financial Statements of

                        CROSSNET COMMUNICATIONS INC.

                        (A Development Stage Enterprise)

                        Three month period ended March 31, 2001

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet

$ United States

March 31, 2001 and December 31, 2000

================================================================================

                                                                                March 31,         December 31,
                                                                                     2001                 2000
                                                                               (Unaudited
                                                                            - prepared by
                                                                              management)
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
     Cash                                                                   $     115,453        $     151,996
     Accounts receivable                                                              500                  500
-------------------------------------------------------------------------------------------------------------------
                                                                                  115,953              152,496

Fixed assets                                                                        2,202                2,490

Website development                                                                 5,864                6,486

-------------------------------------------------------------------------------------------------------------------
                                                                            $     124,019        $     161,472
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable and accrued liabilities                               $      23,424        $      19,364
     Note payable to stockholder (note 3)                                         195,000              195,000
     Due to related party                                                             -                 11,359
-------------------------------------------------------------------------------------------------------------------
                                                                                  218,424              225,723

Stockholders' deficiency
     Capital stock:
           100,000,000  voting common shares without par value
                        authorized, 10,000,021 issued                               8,151                8,151
            10,000,000  non-voting preferred shares without par
                        value, issuable in series authorized,
                        1,809,216 Series A convertible preferred
                        shares, convertible into 10 common shares
                        per preferred share, issued                                     1                    1

     Deficit accumulated during the development stage                            (102,557)             (72,403)
-------------------------------------------------------------------------------------------------------------------
                                                                                  (94,405)             (64,251)

-------------------------------------------------------------------------------------------------------------------
                                                                                  124,019        $     161,472
===================================================================================================================


See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Loss

$ United States

(Unaudited - prepared by management)

================================================================================

                                                       From Inception         Three month       From inception
                                                     (March 21, 2000)        period ended     (March 21, 2000)
                                                         to March 31,           March 31,         to March 31,
                                                                 2001                2001                 2000
-------------------------------------------------------------------------------------------------------------------
Revenue
     Website maintenance fees                          $        7,275       $         -          $         -
     Interest income                                            3,767               1,462                  -
     --------------------------------------------------------------------------------------------------------------
                                                               11,042               1,462                  -

Expenses
     Amortization of fixed assets                               1,245                 288                  -
     Amortization of website development                        1,661                 622                  -
     Consulting fees                                            5,000                  -                   -
     Interest                                                  16,055               5,850                  -
     Internet hosting                                             591                 160                  -
     Office and administrative                                  1,606                 422                  -
     Professional fees                                         31,992              11,771                  -
     Rent                                                       4,000               1,500                  -
     Salaries and benefits                                     21,536               8,651                  -
     Software project costs                                     1,500               1,500                  -
     Transfer agent fees                                        2,760                 852                  -
     --------------------------------------------------------------------------------------------------------------
                                                               87,946              31,616                  -

-------------------------------------------------------------------------------------------------------------------
Loss                                                   $      (76,904)      $     (30,154)       $         -
===================================================================================================================

Weighted average number of common shares
  outstanding                                               6,642,981          10,000,021              485,959

Loss per share, basic and diluted                      $       (0.01)       $      (0.00)        $       (0.00)
===================================================================================================================






See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

$ United States

(Unaudited - prepared by management)

================================================================================

                                                       From Inception         Three month       From inception
                                                     (March 21, 2000)        period ended     (March 21, 2000)
                                                         to March 31,           March 31,         to March 31,
                                                                 2001                2001                 2000
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations
     Loss                                              $      (76,904)      $     (30,154)       $         -
     Item not involving cash:
         Amortization                                           2,906                 910                  -
     Changes in non-cash working capital:
         Accounts receivable                                     (500)                -                    -
         Accounts payable and accrued liabilities               9,132               4,060                  -
         Due to related party                                 (11,359)            (11,359)                 -
     --------------------------------------------------------------------------------------------------------------
                                                              (76,725)            (36,543)                 -

Financing
     Note payable to stockholder                              195,000                 -                    -
     Issue of common shares for cash                            8,100                 -                    100
     --------------------------------------------------------------------------------------------------------------
                                                              203,100                 -                    100

Investments
     Purchase of fixed assets                                  (3,447)                -                    -
     Website development costs                                 (7,475)                -                    -
     --------------------------------------------------------------------------------------------------------------
                                                              (10,922)                -                    -

-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                   115,453             (36,543)                 100

Cash, beginning of period                                         -               151,996                  -

-------------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $      115,453       $     115,453        $         100
===================================================================================================================

Supplementary information
  Interest paid                                        $           -        $         -          $         -
  Income taxes paid                                    $           -        $         -          $         -
===================================================================================================================

Non-cash financing activities
  Common shares issued for website software            $            50      $         -          $         -
  Common shares issued upon share exchange             $             1      $         -          $         -
  Preferred shares issued upon share exchange          $             1      $         -          $         -
  Liabilities assumed on business combination          $       (25,651)     $         -          $         -
===================================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Period ended March 31, 2001
(Unaudited - prepared by management)

================================================================================

1.   BASIS OF PRESENTATION:

     Crossnet Communications Inc. (the "Company") was incorporated on September 19, 1997 under the laws of the state of Colorado. As disclosed in the December 31, 2000 audited financial statements, effective September 25, 2000 the Company acquired Autovenu ("Autovenu") in a transaction accounted for as a recapitalization of Autovenu. Accordingly, the consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows, where applicable, reflect the results of operatins and cash flows of Autovenu, for the period from incorporation of Autovenu on March 21, 2000 combined with those of the Company from the recapitalization date of September 25, 2000. The Company's principle business activities include the development and marketing of software applications targeted at specific business-to-business e-commerce industries. To March 31, 2001, it has not generated significant revenues and is continuing to develop its business model. Accordingly, the Company is in the development stage for financial reporting purposes.

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

2.   GOING CONCERN:

     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred a loss for the period since inception of $76,904, and at March 31, 2001 has a net stockholders' deficiency of $94,405 and a working capital deficiency of $102,471. Management plans to rely on continued financial support from its majority stockholder, and to actively seek merger and acquisition opportunities with businesses that may have applications directly related to the internet.

3.   NOTE PAYABLE TO STOCKHOLDER:

     The note is unsecured, due July 24, 2001 and bears interest at 12% per annum. Interest payable on the note aggregating $10,205 (December 31, 2000
     - $10,205), is included in accounts payable and accrued liabilities in the accompanying balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Crossnet Communications, Inc. and its wholly-owned subsidiary, Autovenu, Inc.

CAUTION

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2000, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

BASIS OF PRESENTATION

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. In accordance with the share exchange, the former shareholders of Autovenu, Inc. now control us and new officers and directors were appointed. As a result, the share exchange has been accounted for as a capital transaction, as if Autovenu, Inc. had issued shares for consideration equal to our net tangible assets followed by a recapitalization of our shares of common stock. Consequently, our consolidated audited statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of Autovenu, Inc. for the period from its inception (March 21, 2000) to March 31, 2001, combined with ours from the recapitalization date of September 25, 2000.

SELECTED FINANCIAL DATA

Our selected financial data for the period from inception (March 21, 2000) to March 31, 2001 shown below is derived from our consolidated financial statements. The financial data derived from the statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

    BALANCE SHEET DATA:              MARCH 31, 2001         DECEMBER 31, 2000

    Current Assets                      $115,953                $152,496
    Total Assets                        $124,019                $161,472
    Current Liabilities                 $218,424                $225,723
    Stockholders' Deficiency           $ (94,405)               $(64,251)
    Working Capital Deficiency         $(102,471)               $(73,227)

    STATEMENT OF LOSS DATA:            MARCH 21, 2000         THREE MONTHS
                                       (INCEPTION) TO             ENDED
                                       MARCH 31, 2001         MARCH 31, 2001

    Revenues                              $ 11,042              $   1,462
    Net Loss                              $(76,904)             $ (30,154)
    Net Loss per Share                    $  (0.01)             $   (0.00)

OVERVIEW

We have two separate business divisions: (1) we are implementing the business plan of Autovenu, Inc.; and (2) we are a "shell" company actively seeking merger and acquisition opportunities. We are in the development stage and have generated limited revenues.

We were originally incorporated under the name Buffalo Capital VII, Ltd. in the State of Colorado on September 19, 1997. From our inception to June 18, 1999, we operated as a "shell" company and our business plan was to seek out and take advantage of business opportunities that may have the potential for profit, and to acquire such businesses or a controlling interest therein.

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

As a result of the share exchange, we develop and market computer database software designed to facilitate the identification and viewing of automobiles over the Internet prior to being auctioned for sale to the public. Our software is designed to allow a public car auction to attract potential buyers expeditiously and efficiently by establishing an Internet presence.

Effective December 18, 2000, we implemented a 1-for-10 reverse stock split and changed our name to Crossnet Communications, Inc. Except where otherwise indicated, all information in this Quarterly Report on Form 10-QSB has been presented to give retroactive effect to the reverse stock split.

We are in the development stage and have generated limited revenues. We had a net loss of $76,904 from inception (March 21, 2000) through March 31, 2001, and a net stockholders' deficiency of $94,405 at March 31, 2001. We had a working capital deficiency of $102,471 at March 31, 2001. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the financial information set out herein do not include any adjustments that might result from the outcome of this uncertainty. We have limited operations and require additional financing. Ultimately we need to generate revenues and successfully attain profitable operations. Our previous capital needs have been met by equity offerings and loans from related parties. There can be no assurance that we will be able to market and distribute Internet related software and technology. Even if we are able to market and distribute the software and technology, there is no assurance that we will be able to attain profitable operations.

REVENUES

We incurred a net loss of $76,904 for the period from inception (March 21, 2000) through March 31, 2001. Our website maintenance revenues were $7,275, and we generated interest income of $3,767. Our only source of revenues has been through our licensing agreement with PublicCarAuctions, Inc. Under our licensing agreement, we received $500 per month in fees. During the three months ended March 31, 2001, we did not receive any revenues from PublicCarAuctions, Inc. At this time, our relationship with PublicCarAuctions, Inc. is uncertain and we are unable to predict the certainty of present or future revenues. There can be no assurance that we will be able to secure other agreements for the sale, installation and maintenance of our software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred expenses of $87,946 for the period from inception to March 31, 2001, which included consulting fees ($5,000); interest ($16,055); professional fees ($31,992); and salaries and benefits ($21,536). Website development costs which were incurred in the planning stages were expensed when incurred. The costs of application and infrastructure development which are incurred subsequent to the project stage, and that have received management's approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life, which is estimated to be three years.

LIQUIDITY AND FINANCIAL CONDITION

The cash requirements of funding our operations and acquisitions have exceeded cash flows from operations. We have satisfied our capital needs primarily through debt and equity financing. For the period since inception, the statement of cash flows reflects net cash used in operating activities of $76,725, which was offset by net cash provided by financing activities of $203,100. At March 31, 2001, we had cash of $115,453 and a working capital deficit of $102,471. Substantially all of our liabilities consist of advances from related parties. Since we have limited revenues, our cash will be depleted by operating expenses and we will be dependent upon external sources of cash.

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

ACQUISITION AND MERGER DIVISION. During the next twelve months, we will seek to acquire assets or shares of an entity actively engaged in a business. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of March 31, 2001, we have not engaged in any preliminary contacts or discussions with any representative of a prospective business opportunity.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)   EXHIBITS

REGULATION                                                                                 CONSECUTIVE
S-B NUMBER                             EXHIBIT                                             PAGE NUMBER

2.1            Share Exchange Agreement between BCS Investment                                 N/A
               Corporation and the shareholders of Autovenu, Inc., dated
               September 25, 2000 (2)<F2>

2.2            Reorganization and Stock Purchase Agreement (3)<F3>                             N/A

3.1            Articles of Amendment to Articles of Incorporation(3)<F3>                       N/A

3.2            Bylaws (1)<F1>                                                                  N/A

4.1            Warrant Agent Agreement (1)<F1>                                                 N/A

4.2            Specimen Class A Warrant Certificate (1)<F1>                                    N/A

4.3            Specimen Class B Warrant Certificate (1)<F1>                                    N/A

4.4            Stock Option Plan                                                               N/A





10.1           Promissory Note dated July 24, 2000, and amended January 24,
               2001(3) <F3>                                                                    N/A

10.2           Real Estate Lease dated May 1, 2000(3) <F3>                                     N/A

10.3           Agreement with PublicCarAuctions.com Inc. dated July 25,
               2000(3) <F3>                                                                    N/A

---------------------

(1)<F1> Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

(2)<F2>     Incorporated by referenced from the Current Report on Form-8-K filed on October 5, 2000.

(3)<F3>     Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2000 filed on April 2, 2001.


         B)   REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROSSNET COMMUNICATIONS, INC.
                                         (Registrant)


Date: May 15, 2001                       By:       /S/ MARK MOLDENHAUER
                                            ------------------------------------
                                              Mark Moldenhauer, President
                                              (Principal Financial Officer)