Form 10QSB
period 2001-06-30
CROSSNET COMMUNICATIONS INC
filed 2001-08-14
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934
            For the quarterly period ended: June 30, 2001

[ ]              TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT
            For the transition period from ______________ to _____________

                         Commission file number 0-23871

                          CROSSNET COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                                    COLORADO
                         (State or other jurisdiction of
                         incorporation or organization)
                                   84-1434323
                                  (IRS Employer
                               Identification No.)
     14500 NORTH NORTHSIGHT BOULEVARD, SUITE 213, SCOTTSDALE, ARIZONA 85260
                    (Address of principal executive offices)

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

             10,000,021 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                 AUGUST 10, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                          CROSSNET COMMUNICATIONS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet...........................................4

          Consolidated Statements of Loss......................................5

          Consolidated Statement of Cash Flows.................................7

          Consolidated Statement of Stockholders' Deficiency
            and Comprehensive Loss.............................................8

          Notes to Consolidated Financial Statements...........................9

  Item 2. Management's Discussion and Analysis or Plan of Operation...........10


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings...................................................14

  Item 2. Changes in Securities...............................................14

  Item 3. Defaults Upon Senior Securities.....................................14

  Item 4. Submission of Matters to a Vote of Security Holders.................14

  Item 5. Other Information...................................................14

  Item 6. Exhibits and Reports on Form 8-K....................................14


SIGNATURES....................................................................16

                        Consolidated Financial Statements of

                        CROSSNET COMMUNICATIONS INC.

                        (A Development Stage Enterprise)

                        Six month period ended June 30, 2001

                        (Unaudited)

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet

$ United States

June 30, 2001 and December 31, 2000

===========================================================================================================================
                                                                                      June 30,                December 31,
                                                                                          2001                        2000
                                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets
     Cash                                                                         $     96,361               $     151,996
     Accounts receivable                                                                   500                         500
     ----------------------------------------------------------------------------------------------------------------------
                                                                                        96,861                     152,496

Fixed assets                                                                             1,914                       2,490

Website development                                                                      5,242                       6,486
---------------------------------------------------------------------------------------------------------------------------

                                                                                 $     104,017               $     161,472
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable and accrued liabilities                                    $      24,760               $      19,364
     Note payable to stockholder (note 3)                                              195,000                     195,000
     Due to related party                                                                    -                      11,359
     ----------------------------------------------------------------------------------------------------------------------
                                                                                       219,760                     225,723
Stockholders' deficiency
     Capital stock:
           100,000,000  voting common shares without par value
                        authorized, 10,000,021 issued                                    8,151                       8,151
            10,000,000  non-voting preferred shares without par
                        value, issuable in series authorized, 1,809,216 Series A
                        convertible preferred shares, convertible into 10 common
                        shares per preferred share, issued                                   1                           1

     Deficit accumulated during the development stage                                 (123,895)                    (72,403)
     ----------------------------------------------------------------------------------------------------------------------
                                                                                      (115,743)                    (64,251)
---------------------------------------------------------------------------------------------------------------------------

                                                                                       104,017               $     161,472
===========================================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Loss

$ United States

(Unaudited)

====================================================================================================================================
                                                              From Inception                  Six month               From inception
                                                            (March 21, 2000)               period ended             (March 21, 2000)
                                                                 to June 30,                   June 30,                  to June 30,
                                                                        2001                      2001                        2000
------------------------------------------------------------------------------------------------------------------------------------

Revenue
     Website maintenance fees                                 $        7,275               $         -                  $         -
     INTEREST INCOME                                                   4,652                      2,347                           -
     -------------------------------------------------------------------------------------------------------------------------------
                                                                      11,927                      2,347                           -

Expenses
     Amortization of fixed assets                                      1,533                        576                         383
     Amortization of website development                               2,283                      1,244                           -
     Consulting fees                                                   5,000                         -                            -
     Interest                                                         21,905                     11,700                           -
     Internet hosting                                                    686                        255                           -
     Office and administrative                                         1,457                        605                          88
     Professional fees                                                37,378                     17,157                           -
     Rent                                                              5,500                      3,000                           -
     Salaries and benefits                                            29,942                     16,725                           -
     Software project costs                                            1,500                      1,500                           -
     TRANSFER AGENT FEES                                               2,985                      1,077                           -
     -------------------------------------------------------------------------------------------------------------------------------
                                                                     110,169                     53,839                         471
------------------------------------------------------------------------------------------------------------------------------------

Loss                                                          $      (98,242)             $     (51,492)                $      (471)
====================================================================================================================================

Weighted average number of common shares
  outstanding                                                      7,298,540                 10,000,021                     733,749

Loss per share, basic and diluted                             $       (0.01)              $      (0.00)                 $     (0.00)
====================================================================================================================================


See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Loss

$ United States

(Unaudited)


======================================================================================================
                                                               Three month                Three month
                                                              period ended               period ended
                                                                  June 30,                   June 30,
                                                                      2001                       2000
-----------------------------------------------------------------------------------------------------

Revenue
      Website maintenance fees                               $           -              $           -
      Interest Income                                                  885                          -
      -----------------------------------------------------------------------------------------------
                                                                       885                          -

Expenses
      Amortization of fixed assets                                     288                        288
      Amortization of website development                              622                          -
      Consulting fees                                                    -                          -
      Interest                                                       5,850                          -
      Internet hosting                                                  95                          -
      Office and administrative                                        184                         88
      Professional fees                                              5,386                          -
      Rent                                                           1,500                          -
      Salaries and benefits                                          8,074                          -
      Software project costs                                             -                          -
      Transfer agent fees                                              225                          -
      -----------------------------------------------------------------------------------------------
                                                                    22,224                        376

-----------------------------------------------------------------------------------------------------
Loss                                                         $     (21,339)             $         376
=====================================================================================================

Weighted average number of common shares
  outstanding                                                   10,000,021                    760,979

Loss per share, basic and diluted                            $      (0.00)              $      (0.00)
=====================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

$ United States
(Unaudited)

====================================================================================================================================
                                                                   From Inception               Six month             From inception
                                                                 (March 21, 2000)            period ended           (March 21, 2000)
                                                                      to June 30,                June 30,                to June 30,
                                                                             2001                    2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations
     Loss                                                        $       (98,242)           $    (51,492)           $          (471)
     Item not involving cash:
         Amortization                                                      3,816                   1,820                        383
     Changes in non-cash working capital:
         Accounts receivable                                                (500)                      -                          -
         Accounts payable and accrued liabilities                         10,468                   5,396                      3,447
         Due to related party                                            (11,359)                (11,359)                         -
     -------------------------------------------------------------------------------------------------------------------------------
                                                                         (95,817)                (55,635)                     3,359
Financing
     Note payable to stockholder                                         195,000                       -                     50,000
     Issue of common shares for cash                                       8,100                       -                        150
     -------------------------------------------------------------------------------------------------------------------------------
                                                                         203,100                       -                     50,150
Investments
     Expenditures on fixed assets                                         (3,447)                      -                     (3,447)
     Website development costs                                            (7,475)                      -                        (50)
     -------------------------------------------------------------------------------------------------------------------------------
                                                                         (10,922)                      -                     (3,497)
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                               96,361                 (55,635)                    50,012

Cash, beginning of period                                                      -                 151,996                          -
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                              $        96,361            $     96,361            $        50,012
====================================================================================================================================

Supplementary information
  Interest paid                                                  $             -            $          -            $             -
  Income taxes paid                                              $             -            $          -            $             -
====================================================================================================================================

Non-cash financing activities
  Common shares issued for website software                      $            50            $          -            $             -
  Common shares issued upon share exchange                       $             1            $          -            $             -
  Preferred shares issued upon share exchange                    $             1            $          -            $             -
  Liabilities assumed on business combination                    $       (25,651)           $          -            $             -
====================================================================================================================================


See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development State Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

From inception on March 21, 2001 to June 30, 2001
(Unaudited)


====================================================================================================================================
                                                                                                            Deficit
                                                                                                        Accumulated
                                                                              Series A Convertible       during the            Total
                                                   Common Stock                  Preferred Stock        development    Stockholders'
                                              Shares           Amount       Shares           Amount           stage       Deficiency
------------------------------------------------------------------------------------------------------------------------------------

Shares issued for cash
  on March 23, 2000                          607,448     $        100         127,860      $     -     $         -     $        100
Shares issued for software
  on May 15, 2000                            303,724               50          63,930            -               -               50
Shares issued for cash
  on July 26, 2000                         7,593,103            5,000       1,598,250            -               -            5,000
Shares issued for cash
  on August 6, 2000                           91,117            3,000          19,179            -               -            3,000
------------------------------------------------------------------------------------------------------------------------------------
                                           8,595,392            8,150       1,809,216            -               -            8,150
Shares held by the
  Company's stockholders
  prior to recapitalization
  transaction                              1,404,629                1               -            1         (25,653)         (25,651)
------------------------------------------------------------------------------------------------------------------------------------
                                          10,000,021            8,151       1,809,216            1         (25,653)         (17,501)
Comprehensive loss:
  Loss                                             -                -               -            -         (46,750)         (46,750)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000                       10,000,021            8,151       1,809,216            1         (72,403)         (64,251)

Comprehensive loss:
  Loss                                             -                -               -            -         (51,492)         (51,492)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
  June 30, 2001                           10,000,021     $      8,151       1,809,216  $         -     $  (123,895)    $   (115,743)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Period ended June 30, 2001
(Unaudited)

================================================================================
1.       BASIS OF PRESENTATION:

         Crossnet Communications Inc. (the "Company") was incorporated on September 19, 1997 under the laws of the state of Colorado. As disclosed in the December 31, 2000 audited financial statements, effective September 25, 2000 the Company acquired 100% of the issued and outstanding shares of Autovenu ("Autovenu") in a transaction accounted for as a recapitalization of Autovenu. Accordingly, the
         consolidated   statements  of  loss,   stockholders'   deficiency   and
         comprehensive loss and cash flows, where applicable, reflect the results of operations and cash flows of Autovenu, for the period from incorporation of Autovenu on March 21, 2000 combined with those of the Company from the recapitalization date of September 25, 2000. The Company's principle business activities include the development and marketing of software applications targeted at specific business-to-business e-commerce industries. To June 30, 2001, it has not generated significant revenues and is continuing to develop its business model. Accordingly, the Company is in the development stage for financial reporting purposes.

         The information included in the accompanying consolidated interim financial statements is unaudited. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation for the interim periods presented, have been reflected herein. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       GOING CONCERN:

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt about the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As shown in the consolidated financial statements, the Company has incurred a loss for the period since inception of $98,242, and at June 30, 2001 has a working capital deficiency of $122,899. Management plans to rely on continued financial support from its majority stockholder, and to actively seek merger and acquisition opportunities with businesses that may have applications directly related to the internet. Failure to consummate a merger or acquisition or the loss of financial support from the Company's majority shareholder will cause the Company to curtail its operations. Management believes the Company has sufficient working capital to fund operations for the next six months.

3.       NOTE PAYABLE TO STOCKHOLDER:

         The note is unsecured and bears interest at 12% per annum. Interest payable on the note aggregating $16,055 (December 31, 2000 - $10,205), is included in accounts payable and accrued liabilities in the accompanying balance sheet. Subsequent to June 30, 2001, the due date of the note payable was extended from July 24, 2001 to December 24, 2001.

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

BASIS OF PRESENTATION

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. In accordance with the share exchange, the former shareholders of Autovenu, Inc. now control us and new officers and directors were appointed. As a result, the share exchange has been accounted for as a capital transaction, as if Autovenu, Inc. had issued shares for consideration equal to our net tangible assets followed by a recapitalization of our shares of common stock. Consequently, our consolidated audited statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of Autovenu, Inc. for the period from its inception (March 21, 2000) to June 30, 2001, combined with ours from the recapitalization date of September 25, 2000.

SELECTED FINANCIAL DATA

Our selected financial data for the period from inception (March 21, 2000) to June 30, 2001 shown below is derived from our consolidated financial statements. The financial data derived from the statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

   BALANCE SHEET DATA:                     JUNE 30, 2001       DECEMBER 31, 2000

   Current Assets                              $96,861             $152,496
   Total Assets                               $104,017             $161,472
   Current Liabilities                        $219,760             $225,723
   Stockholders' Deficiency                  $(115,743)            $(64,251)
   Working Capital Deficiency                $(122,899)            $(73,227)


   STATEMENT OF LOSS DATA:                  MARCH 21, 2000       SIX MONTHS      THREE MONTHS
                                            (INCEPTION) TO          ENDED            ENDED
                                             JUNE 30, 2001      JUNE 30, 2001    JUNE 30, 2001

   Revenues                                    $ 7,275                $0               $0
   Net Loss                                   $(98,242)           $(51,492)         $(21,339)
   Net Loss per Share                          $(0.01)             $(0.00)           $(0.00)

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

On June 18, 1999, we entered into a Reorganization and Stock Purchase Agreement with Workfire.com, a company incorporated under the laws of the State of Nevada ("Workfire- Nevada"). Under the agreement, we acquired 89% of the issued and outstanding shares of Workfire-Nevada and changed our name to Workfire.com, Inc. As a result of the agreement, the shareholders of Workfire-Nevada became our controlling shareholders.

On November 5, 1999, we approved a resolution to distribute all of our shares of Workfire- Nevada to our shareholders on a pro-rata basis. We believed this was necessary in order to provide funding for Workfire-Nevada. As a result of the share distribution, we no longer owned or controlled Workfire-Nevada and became a shell company with no active operations. On February 7, 2000, we changed our name to BCS Investment Corporation and actively sought a merger or acquisition opportunity.

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

We are in the development stage and have generated limited revenues. We had a net loss of $(98,242) from inception (March 21, 2000) through June 30, 2001, and a net stockholders' deficiency of $(115,743) at June 30, 2001. We had a working capital deficiency of $(122,899) at June 30, 2001. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the financial information set out herein do not include any adjustments that might result from the outcome of this uncertainty. We have limited operations and require additional financing. Ultimately we need to generate revenues and successfully attain profitable operations. Our previous capital needs have been met by equity offerings and loans from related parties. There can be no assurance that we will be able to market and distribute Internet related software and technology. Even if we are able to market and distribute the software and technology, there is no assurance that we will be able to attain profitable operations.

REVENUES

We incurred a net loss of $(98,242) for the period from inception (March 21, 2000) through June 30, 2001. We had no revenues for the six month period ended June 30, 2001, and we generated interest income of $2,347. Our only source of revenues has been through our licensing agreement with PublicCarAuctions, Inc. Under our licensing agreement, we received $500 per month in fees. During the six months ended June 30, 2001, we did not receive any revenues from PublicCarAuctions, Inc. At this time, our relationship with PublicCarAuctions, Inc. is uncertain and we are unable to predict the certainty of present or future revenues. There can be no assurance that we will be able to secure other agreements for the sale, installation and maintenance of our software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred expenses of $(110,169) for the period from inception to June 30, 2001, which included consulting fees ($5,000); interest ($21,905); professional fees ($37,378); and salaries and benefits ($29,942). Website development costs which were incurred in the planning stages were expensed when incurred. The costs of application and infrastructure development which are incurred subsequent to the project stage, and that have received management's approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life, which is estimated to be three years. During the period ended June 30, 2000, the Company had no significant operations.

LIQUIDITY AND FINANCIAL CONDITION

The cash requirements of funding our operations and acquisitions have exceeded cash flows from operations. We have satisfied our capital needs primarily through debt and equity financing. For the period since inception, the statement of cash flows reflects net cash used in operating activities of $95,817, which was offset by net cash provided by financing activities of $203,100. At June 30, 2001, we had cash of $96,361 and a working capital deficit of $122,899. Substantially all of our liabilities consist of advances from related parties. Since we have limited revenues, our cash will be depleted by operating expenses and we will be dependent upon external sources of cash. Failure to consummate a merger or acquisition or the loss of financial support from the Company's majority shareholder will cause the Company to curtail its operations. Management believes the Company has sufficient working capital to fund operations for the next six months.

PLAN OF OPERATION

AUTOVENU, INC. During the next twelve months, we will not advertise or actively seek additional customers to license our software. Instead, we will rely on the commercial success or failure of our only customer, PublicCarAuctions, Inc. If we are able to retain new customers by word of mouth, we will charge a licensing fee for our software and web hosting and installation fees for the additional entry portal. We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire additional employees during that time period. We expect to finance our objectives from the licensing agreement with PublicCarAuctions, Inc. and from related party loans.

ACQUISITION AND MERGER DIVISION. During the next twelve months, we will seek to acquire assets or shares of an entity actively engaged in a business. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of June 30, 2001, we have not engaged in any preliminary contacts or discussions with any representative of a prospective business opportunity.

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

            Not Applicable.

ITEM 5.     OTHER INFORMATION

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A)    EXHIBITS

REGULATION                                                           CONSECUTIVE
S-B NUMBER                        EXHIBIT                            PAGE NUMBER
----------  -------------------------------------------------------  -----------

2.1         Share Exchange Agreement between BCS Investment              N/A
            Corporation and the shareholders of Autovenu, Inc., dated September 25, 2000(2)<F2>

2.2         Reorganization and Stock Purchase Agreement(3)<F3>           N/A

3.1         Articles of Amendment to Articles of Incorporation(3)<F3>    N/A

3.2         Bylaws(1)<F1>                                                N/A

4.1         Warrant Agent Agreement(1)<F1>                               N/A

4.2         Specimen Class A Warrant Certificate(1)<F1>                  N/A

4.3         Specimen Class B Warrant Certificate(1)<F1>                  N/A

4.4         Stock Option Plan                                            N/A

10.1        Promissory Note dated July 24, 2000, and amended             N/A
            January 24, 2001(3)<F3>

10.2        Real Estate Lease dated May 1, 2000(3)<F3>                   N/A

10.3        Agreement with PublicCarAuctions.com Inc. dated              N/A
            July 25, 2000(3)<F3>

------------------------

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

                                        CROSSNET COMMUNICATIONS, INC.
                                        (Registrant)


Date: August 10, 2001                   By:  /s/ Mark Moldenhauer
                                           -------------------------------------
                                             Mark Moldenhauer, President
                                             (Principal Financial Officer)