Form 10QSB
period 2001-09-30
CROSSNET COMMUNICATIONS INC
filed 2001-11-14
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2001

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
         For the transition period from ______________ to ______________

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

             28,092,181 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                               NOVEMBER ____, 2001

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                          CROSSNET COMMUNICATIONS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheet.......................................4

              Consolidated Statements of Loss..................................5

              Consolidated Statements of Cash Flows............................7

              Consolidated Statement of Stockholders' Deficiency and
              Comprehensive Loss...............................................8

              Notes to Consolidated Financial Statements.......................9

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......11


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................16

     Item 2.  Changes in Securities...........................................16

     Item 3.  Defaults Upon Senior Securities.................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............16

     Item 5.  Other Information...............................................16

     Item 6.  Exhibits and Reports on Form 8-K................................17


SIGNATURES....................................................................18

                        Consolidated Financial Statements of

                        CROSSNET COMMUNICATIONS INC.

                        (A Development Stage Enterprise)

                        Nine month period ended September 30, 2001

                        (Unaudited)

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
$ United States
September 30, 2001 and December 31, 2000

============================================================================================================
                                                                     September 30,             December 31,
                                                                              2001                     2000
                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------------

ASSETS

Current assets
     Cash                                                             $     82,925             $    151,996
     ACCOUNTS RECEIVABLE                                                         -                      500
     -------------------------------------------------------------------------------------------------------
                                                                            82,925                  152,496

Fixed assets                                                                 1,628                    2,490

WEBSITE DEVELOPMENT                                                            -                      6,486
------------------------------------------------------------------------------------------------------------

                                                                      $     84,553             $    161,472
============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable and accrued liabilities                         $     37,420             $     19,364
     Note payable to stockholder (note 3)                                  195,000                  195,000
     DUE TO RELATED PARTY                                                        -                   11,359
     -------------------------------------------------------------------------------------------------------
                                                                           232,420                  225,723
Stockholders' deficiency
     Capital stock:
           100,000,000  voting common shares without par value
                        authorized, 27,452,881 (December 31, 2000
                         - 10,000,021) issued                                8,151                    8,151
            10,000,000  non-voting preferred shares without par
                        value, issuable in series authorized,
                        63,930 (December 31, 2000 - 1,809,216)
                        Series A convertible preferred shares,
                        convertible into 10 common shares
                        per preferred share, issued                              1                        1

     DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (156,019)                 (72,403)
     -------------------------------------------------------------------------------------------------------
                                                                          (147,867)                 (64,251)
------------------------------------------------------------------------------------------------------------

                                                                      $     84,553             $    161,472
============================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statements of Loss
$ United States
(Unaudited)

===================================================================================================================
                                                          From Inception          Nine month        From inception
                                                        (March 21, 2000)        period ended      (March 21, 2000)
                                                        to September 30,       September 30,      to September 30,
                                                                    2001                2001                  2000
-------------------------------------------------------------------------------------------------------------------

Revenue
     Website maintenance fees                             $        7,275         $         -        $        5,775
     INTEREST INCOME                                               5,216               2,911                     -
     --------------------------------------------------------------------------------------------------------------
                                                                  12,491               2,911                 5,775

Expenses
     Amortization of fixed assets                                  1,819                 862                   707
     Amortization of website development                           7,525               6,486                 1,252
     Bad debts                                                       500                 500                     -
     Consulting fees                                               5,000                  -                  5,000
     Interest                                                     27,755              17,550                 4,355
     Internet hosting                                                788                 357                   288
     Office and administrative                                     1,670                 818                   125
     Professional fees                                            48,063              27,842                     -
     Rent                                                          7,000               4,500                 1,000
     Salaries and benefits                                        38,016              24,799                 2,848
     Software project costs                                        1,500               1,500                     -
     TRANSFER AGENT FEES                                           3,221               1,313                     -
     --------------------------------------------------------------------------------------------------------------
                                                                 142,857              86,527                15,575
-------------------------------------------------------------------------------------------------------------------

Loss                                                      $     (130,366)        $   (83,616)       $       (9,800)
===================================================================================================================

Weighted average number of common shares
  outstanding, basic and diluted                              19,740,539          28,092,181             7,540,362

Loss per share                                            $        (0.01)        $     (0.00)       $        (0.00)
===================================================================================================================


See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statements of Loss
$ United States
(Unaudited)

====================================================================================================
                                                                     Three month        Three month
                                                                    period ended       period ended
                                                                   September 30,      September 30,
                                                                            2001               2000
----------------------------------------------------------------------------------------------------

Revenue
     Website maintenance fees                                      $           -      $       5,775
     INTEREST INCOME                                                         564                  -
     -----------------------------------------------------------------------------------------------
                                                                             564              5,775

Expenses
     Amortization of fixed assets                                            287                299
     Amortization of website development                                   5,241              1,252
       Bad debts                                                             500                  -
     Consulting fees                                                           -              5,000
     Interest                                                              5,850              4,355
     Internet hosting                                                        102                288
     Office and administrative                                               214                 37
     Professional fees                                                    10,685                  -
     Rent                                                                  1,500              1,000
     Salaries and benefits                                                 8,074              2,848
     Software project costs                                                    -                  -
     TRANSFER AGENT FEES                                                     235                  -
     -----------------------------------------------------------------------------------------------
                                                                          32,688             15,079
----------------------------------------------------------------------------------------------------
Loss                                                               $     (32,124)     $      (9,304)
====================================================================================================

Weighted average number of common shares
  outstanding                                                         28,092,181          7,472,477

Loss per share                                                     $       (0.00)     $       (0.00)
====================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
$ United States
(Unaudited)

==================================================================================================================
                                                          From Inception           Nine month       From inception
                                                        (March 21, 2000)         period ended     (March 21, 2000)
                                                        to September 30,        September 30,     to September 30,
                                                                    2001                 2001                 2000
------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations
     Loss                                                 $    (130,366)         $   (83,616)       $      (9,800)
     Item not involving cash:
         Amortization                                             9,344                7,348                1,959
     Changes in non-cash working capital:
         Accounts receivable                                          -                  500               (3,275)
         Accounts payable and accrued liabilities                23,128               18,056                4,350
         DUE TO RELATED PARTY                                   (11,359)             (11,359)                   -
     -------------------------------------------------------------------------------------------------------------
                                                               (109,253)             (69,071)              (6,766)
Financing
     Note payable to stockholder                                195,000                    -              195,000
     ISSUE OF COMMON SHARES FOR CASH                              8,100                    -                8,150
     -------------------------------------------------------------------------------------------------------------
                                                                203,100                    -              203,150
Investments
     Expenditures on fixed assets                                (3,447)                   -               (3,865)
     WEBSITE DEVELOPMENT COSTS                                   (7,475)                   -               (7,475)
     -------------------------------------------------------------------------------------------------------------
                                                                (10,922)                   -              (11,340)
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                      82,925              (69,071)             185,224

Cash, beginning of period                                             -               151,996                   -

------------------------------------------------------------------------------------------------------------------
Cash, end of period                                       $      82,925          $     82,925       $     185,224
==================================================================================================================

Supplementary information
  Interest paid                                           $           -          $          -       $           -
  Income taxes paid                                       $           -          $          -       $           -
==================================================================================================================

Non-cash financing activities
  Common shares issued for website software               $          50          $          -       $           -
  Common shares issued upon share exchange                $           1          $          -       $           1
  Preferred shares issued upon share exchange             $                1     $          -       $           1
  Liabilities assumed on business combination             $     (25,651)         $          -       $     (26,651)
==================================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss $ United States
From inception on March 21, 2000 to September 30, 2001
(Unaudited)

======================================================================================================================
                                                                                           Deficit
                                                                                       Accumulated
                                                              Series A Convertible      during the             Total
                                       Common Stock              Preferred Stock       development     Stockholders'
                                   Shares       Amount        Shares          Amount         stage        Deficiency
----------------------------------------------------------------------------------------------------------------------

Shares issued for cash
  on March 23, 2000                607,448    $     100        127,860      $     -     $        -      $       100
Shares issued for software
  on May 15, 2000                  303,724           50         63,930            -              -               50
Shares issued for cash
  on July 26, 2000               7,593,103        5,000      1,598,247            -              -            5,000
Shares issued for cash
  ON AUGUST 6, 2000                 91,117        3,000         19,179            -              -            3,000
----------------------------------------------------------------------------------------------------------------------
                                 8,595,392        8,150      1,809,216            -              -            8,150
Shares held by the
  Company's stockholders
  prior to recapitalization
  TRANSACTION                    1,404,629            1              -            1        (25,653)         (25,651)
----------------------------------------------------------------------------------------------------------------------
                                10,000,021        8,151              -            1        (25,653)         (17,501)
Comprehensive loss:
  Loss                                   -            -              -            -        (46,750)         (46,750)
----------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000             10,000,021        8,151      1,809,216            1        (72,403)         (64,251)

Common shares issued on
  conversion of Series A
  convertible preferred
  stock                         17,452,860            -     (1,745,286)           -              -                -

Comprehensive loss:
  Loss                                   -            -              -            -        (83,616)         (83,616)
----------------------------------------------------------------------------------------------------------------------
Balance,
  September 30, 2001            27,452,881    $   8,151         63,930      $     1     $ (156,019)     $  (147,867)
======================================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States
Period ended September 30, 2001
(Unaudited)
================================================================================

1.       BASIS OF PRESENTATION:

         Crossnet  Communications  Inc.  (the  "Company")  was  incorporated  on
         September 19, 1997 under the laws of the state of Colorado. As disclosed in the December 31, 2000 audited financial statements, effective September 25, 2000 the Company acquired 100% of the issued and outstanding shares of Autovenu, Inc. ("Autovenu") in a transaction accounted for as a recapitalization of Autovenu. Accordingly, the consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows, where applicable, reflect the results of operations and cash flows of Autovenu, for the period from incorporation of Autovenu on March 21, 2000 combined with those of the Company from the recapitalization date of September 25, 2000. The Company's principal business activities include the development and marketing of software applications targeted at specific business-to-business e-commerce industries. To September 30, 2001, it has not generated significant revenues and is continuing to develop its business model. Accordingly, the Company is in the development stage for financial reporting purposes.

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

2.       GOING CONCERN:

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt about the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As shown in the consolidated financial statements, the Company has incurred a loss for the period since inception of $130,366, and at September 30, 2001 has a working capital deficiency of $149,495. Management plans to rely on continued financial support from its majority stockholder, and to actively seek merger and acquisition opportunities with businesses that may have applications directly related to the internet. Failure to consummate a merger or acquisition or the loss of financial support from the

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States
Period ended September 30, 2001
(Unaudited)
================================================================================


         Company's majority shareholder will cause the Company to curtail its operations. Management believes the Company has sufficient working capital to fund operations for the next six months.

3.       NOTE PAYABLE TO STOCKHOLDER:

         The note is unsecured and bears interest at 12% per annum. Interest payable on the note aggregating $21,905 (December 31, 2000 - $10,205), is included in accounts payable and accrued liabilities in the accompanying balance sheet. The due date of the note payable was extended from July 24, 2001 to December 24, 2001.

4.       SUBSEQUENT EVENT

         Subsequent to September 30, 2001, the remaining 63,930 Series A convertible preferred shares were converted into 639,300 common shares of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Crossnet Communications, Inc. and its wholly-owned subsidiary, Autovenu, Inc.

CAUTION

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10- KSB for our fiscal year ended December 31, 2000, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

BASIS OF PRESENTATION

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. In accordance with the share exchange, the former shareholders of Autovenu, Inc. now control us and new officers and directors were appointed. As a result, the share exchange has been accounted for as a capital transaction, as if Autovenu, Inc. had issued shares for consideration equal to our net tangible assets followed by a recapitalization of our shares of common stock. Consequently, our consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of Autovenu, Inc. for the period from its inception (March 21, 2000) to September 30, 2001, combined with ours from the recapitalization date of September 25, 2000.

SELECTED FINANCIAL DATA

Our selected financial data for the period from inception (March 21, 2000) to September 30, 2001 shown below is derived from our consolidated financial statements. The financial data derived from the statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.


         BALANCE SHEET DATA:                        SEPTEMBER 30, 2001           DECEMBER 31, 2000

         Current Assets                                $    82,925                 $  152,496
         Total Assets                                  $    84,553                 $  161,472
         Current Liabilities                           $   232,420                 $  225,723
         Stockholders' Deficiency                      $   147,867                 $   64,251
         Working Capital Deficiency                    $   149,495                 $   73,227

         STATEMENT OF LOSS DATA:            MARCH 21, 2000          NINE MONTHS           MARCH 21, 2000
                                            (INCEPTION) TO             ENDED              (INCEPTION) TO
                                             SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,
                                                 2001                   2001                   2000

            Website Maintenance Fees           $    7,275            $       0              $    5,775
            Net Loss                           $  130,366            $  83,616              $    9,800
            Net Loss per Share                 $    (0.01)           $   (0.00)             $    (0.00)

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

We are in the development stage and have generated limited revenues. We had a net loss of $130,366 from inception (March 21, 2000) through September 30, 2001, and a stockholders' deficiency of $147,867 at September 30, 2001. We had a working capital deficiency of $149,495 at September 30, 2001. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the financial information set out herein do not include any adjustments that might result from the outcome of this uncertainty. We have limited operations and require additional financing. Ultimately we need to generate revenues and successfully attain profitable operations. Our previous capital needs have been met by equity offerings and loans from related parties. There can be no assurance that we will be able to market and distribute Internet related software and technology. Even if we are able to market and distribute the software and technology, there is no assurance that we will be able to attain profitable operations.

REVENUES

We incurred a net loss of $130,366 for the period from inception (March 21, 2000) through September 30, 2001. We had no revenues for the nine month period ended September 30, 2001, and we generated interest income of $2,911. Our only source of revenues has been through our licensing agreement with PublicCarAuctions, Inc. Under our licensing agreement, we received $500 per month in fees. During the nine months ended September 30, 2001, we did not receive any revenues from PublicCarAuctions, Inc. At this time, our relationship with PublicCarAuctions, Inc. has been suspended because of the economic failure of PublicCarAuctions, Inc. and we are unable to predict the certainty of future revenues. There can be no assurance that we will be able to secure other agreements for the sale, installation and maintenance of our software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred expenses of $142,857 for the period from inception to September 30, 2001, which included consulting fees $5,000; interest $27,755; professional fees $48,063; and salaries and benefits $38,016. Website development costs which were incurred in the planning stages were expensed when incurred. The costs of application and infrastructure development which are incurred subsequent to the project stage, and that have received management's approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life, which is estimated to be one year.

LIQUIDITY AND FINANCIAL CONDITION

The cash requirements of funding our operations and acquisitions have exceeded cash flows from operations. We have satisfied our capital needs primarily through debt and equity financing. For the period since inception, the statement of cash flows reflects net cash used in operating activities of $109,253, which was offset by net cash provided by financing activities of $203,100. At September 30, 2001, we had cash of $82,925 and a working capital deficit of $149,495. Substantially all of our liabilities consist of advances from related parties. Since we have limited revenues, our cash will be depleted by operating expenses and we will be dependent upon external sources of cash. Failure to consummate a merger or acquisition or the loss of financial support from the Company's majority shareholder will cause the Company to curtail its operations. Management believes the Company has sufficient working capital, or has access to sufficient working capital through its majority shareholder, to fund operations for the next six months.

PLAN OF OPERATION

AUTOVENU, INC. During the next twelve months, we will not advertise or actively seek additional customers to license our software. Previously, we relied on the commercial success or failure of our only customer, PublicCarAuctions, Inc. We believe that PublicCarAuction, Inc. has failed and we do not consider them to be a future source of revenue. We are focusing our efforts to identify and pursue other potential users of our software. If we are able to retain new customers by word of mouth, we will charge a licensing fee for our software and web hosting and installation fees for the additional entry portal. We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire additional employees during that time period. We expect to finance our objectives from related party loans.

ACQUISITION AND MERGER DIVISION. During the next twelve months, we will seek to acquire assets or shares of an entity actively engaged in a business. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of September 30, 2001, we have not engaged in any preliminary contacts or discussions with any representative of a prospective business opportunity.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          On September 28, 2001, Mark Moldenhauer and Jules Lee Wurzel executed separate Conversion Certificates for the registrant's Series A Convertible Preferred Stock. The post-reverse split conversion ratio of the preferred stock was ten shares of common stock in exchange for every one share of preferred stock. In accordance to the Conversion Certificates, Mr. Moldenhauer converted 1,726,107 shares of preferred stock into 17,261,070 shares of common stock, and Mr. Wurzel converted 19,179 shares of preferred stock into 191,790 shares of common stock.

          On October 2, 2001, Kevin O'Neill executed a Conversion Certificate for the registrant's Series A Convertible Preferred Stock and converted 63,930 shares of preferred stock into 639,300 shares of common stock.

          As of October 2, 2001, there are no outstanding shares of Series A Convertible Preferred Stock.

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

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A)       EXHIBITS

REGULATION                                                                                        CONSECUTIVE
S-B NUMBER                   EXHIBIT                                                              PAGE NUMBER


2.1                 Share Exchange Agreement between BCS Investment                                   N/A
                    Corporation and the shareholders of Autovenu, Inc., dated
                    September 25, 2000 (3)<F3>

2.2                 Reorganization and Stock Purchase Agreement (4)<F4>                               N/A

3.1                 Articles of Amendment to Articles of Incorporation(4)<F4>                         N/A

3.2                 Bylaws (1)<F1>                                                                    N/A

4.1                 Warrant Agent Agreement (1)<F1>                                                   N/A

4.2                 Specimen Class A Warrant Certificate (1)<F1>                                      N/A

4.3                 Specimen Class B Warrant Certificate (1)<F1>                                      N/A

4.4                 Stock Option Plan (2)<F2>                                                         N/A

10.1                Promissory Note dated July 24, 2000, and amended January 24,                      N/A
                    2001(4)<F4>

10.2                Real Estate Lease dated May 1, 2000(4)                                            N/A

10.3                Agreement with PublicCarAuctions.com Inc. dated July 25,                          N/A
                    2000(4)<F4>
------------------------

(1)<F1> Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

(2)<F2> Incorporated by referenced from the Annual Report on Form 10-KSB for the year ended December 31, 1999 filed on April 14, 2000.

(3)<F3> Incorporated by referenced from the Current Report on Form-8-K filed on October 5, 2000.

(4)<F4> Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2000 filed on April 2, 2001.


          B)       REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROSSNET COMMUNICATIONS, INC.
                                    (Registrant)



Date: November 14, 2001             By:    /s/ MARK MOLDENHAUER
                                       -----------------------------------------
                                            Mark Moldenhauer, President
                                            (Principal Financial Officer)