Form 10KSB
period 2001-12-31
CROSSNET COMMUNICATIONS INC
filed 2002-03-19
CIK 1047295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                           COMMON STOCK, NO PAR VALUE

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days. Yes  X    No
                                                               ---      ---

 Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            Issuer's revenues for its most recent fiscal year: $ 0.00

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 19, 2002: $138,129

    Number of shares outstanding of registrant's common stock, no par value, as of March 19, 2002: 28,092,181

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ---    ---


Exhibit index on consecutive page 14                          Page 1 of 32 Pages

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

During the fiscal year ended 2001, in light of the automobile market conditions, we decided to abandon the business plan of Autovenu, Inc. We are now a "shell" company actively seeking merger and acquisition opportunities.

BACKGROUND

We were incorporated under the name Buffalo Capital VII, Ltd. in the State of Colorado on September 19, 1997. From our inception to June 18, 1999, we operated as a "shell" company and our business plan was to seek out and take advantage of business opportunities that would have the potential for profit, and to acquire such businesses or a controlling interest therein.

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

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. Autovenu, Inc. is a software development company whose business model includes the acquisition and development of Internet related software and technology. We consummated the acquisition by exchanging 303.7241 shares of our common stock and 6.393 shares of our Series A preferred stock (both pre reverse stock split) for each issued and outstanding share of common stock of Autovenu, Inc. The Series A preferred stock was convertible into 100 shares of common stock without additional consideration. Autovenu, Inc. had a total of 283,000 issued and outstanding shares of common stock. The shareholders of Autovenu, Inc. were Mark Moldenhauer, Jules Lee Wurzel and BusinessTradeCenter.com, Inc. As a result of the share exchange, the former shareholders of Autovenu, Inc. now control us and new officers and directors were appointed.

Effective December 18, 2000, we implemented a 1-for-10 reverse stock split and changed our name to Crossnet Communications, Inc. Except where otherwise indicated, all information in this Annual Report on Form 10-KSB has been presented to give retroactive effect to the reverse stock split. During the fiscal year ended 2001, we abandoned the business of Autovenu, Inc., and we are now a "shell" company actively seeking merger and acquisition opportunities.

ACQUISITION AND MERGER

GENERAL

We are seeking, investigating and, if warranted, willing to acquire other businesses that may have applications directly related to the Internet. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of any kind or nature. Our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only limited potential business ventures because we have nominal assets and limited financial resources. Our lack of diversification should be considered a substantial risk to our shareholders because it may not permit us to offset potential losses from one venture against gains from another.

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

EMPLOYEES

We have one employee at this time, Mark Moldenhauer, our president. We do not intend to hire additional employees in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------

We do not own properties and at this time have no agreements to acquire any properties.

Our corporate headquarters are located in Scottsdale, Arizona, where we occupy approximately 200 square feet under a month-to-month lease. Under the lease, we pay rent to an affiliate of $500 per month, and we believe our relationship with our affiliated-landlord is good.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

None.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLER MATTERS
--------------------------------------------------------------------------------

Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "CRNC". We were initially cleared for trading on June 29, 1998 under the symbol "BUFK". On June 21, 1999, we changed our symbol to "WKFR" and traded under that symbol until February 11, 2000, at which we time our symbol changed to "BCSC". Effective December 18, 2000, we changed our name to Crossnet Communications, Inc. and our symbol changed to "CRNC". The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter for the last three fiscal years (as adjusted for the reverse stock split):

                                                 BID OR TRADE PRICES
1999 FISCAL YEAR                            HIGH                      LOW

Quarter Ending 03/31/99..............      $0.000                    $0.000
Quarter Ending 06/30/99..............      $6.500                    $4.438
Quarter Ending 09/30/99..............      $6.375                    $4.750
Quarter Ending 12/31/99..............      $0.000                    $0.000

2000 FISCAL YEAR                            HIGH                      LOW

Quarter Ending 03/31/00..............      $1.875                    $0.125
Quarter Ending 06/30/00..............      $0.250                    $0.060
Quarter Ending 09/30/00..............      $0.080                    $0.040
Quarter Ending 12/31/00..............      $0.200                    $0.040

2001 FISCAL YEAR                             HIGH                      LOW

Quarter Ending 03/31/01..............      $0.250                    $0.094
Quarter Ending 06/30/01..............      $0.094                    $0.080
Quarter Ending 09/30/01..............      $0.080                    $0.080
Quarter Ending 12/31/01..............      $0.080                    $0.050

As of December 31, 2001, there were 121 record holders of our common stock.

On March 18, 2002, the closing price for our common stock on the OTCBB was $0.06.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. In accordance with the share exchange, the former shareholders of Autovenu, Inc. now control us and new officers and directors were appointed. As a result, the share exchange has been accounted for as a capital transaction, as if Autovenu, Inc. had issued shares for consideration equal to our net monetary assets followed by a recapitalization of our shares of common stock. Consequently, our consolidated audited statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of Autovenu, Inc. for the period from its inception (March 21, 2000) to December 31, 2001, combined with ours from the recapitalization date of September 25, 2000.

SELECTED FINANCIAL DATA

Our selected financial data for the year ended December 31, 2001 shown below is derived from our consolidated audited financial statements. The financial data derived from the statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.


    BALANCE SHEET DATA:             DECEMBER 31, 2001

    Current Assets                        $31,028
    Total Assets                          $32,368
    Current Liabilities                  $210,280
    Stockholders' Deficiency            $(177,912)
    Working Capital Deficiency          $(179,252)

    STATEMENT OF LOSS DATA:          MARCH 21, 2000
                                     (INCEPTION) TO          FISCAL YEAR ENDED
                                    DECEMBER 31, 2001        DECEMBER 31, 2001
    Revenues                             $7,275                      $0
    Net Loss                          $(160,411)              $(113,661)
    Net Loss per Share                   $(0.01)                 $(0.01)

OVERVIEW

During the fiscal year ended December 31, 2001, in light of the automobile market conditions, we decided to abandon the business plan of Autovenu, Inc. We are now a "shell" company actively seeking merger and acquisition opportunities. We had a net loss of $160,411 from inception (March 21, 2000) through December 31, 2001, and a stockholders' deficiency of $177,912 at December 31, 2001. We had a working capital deficiency of $179,252 at December 31, 2001. These factors raise substantial doubt about our ability to continue as a going concern. The auditors' report with respect to our financial statements for the fiscal year ended December 31, 2001 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the financial information set out herein do not include any adjustments that might result from the outcome of this uncertainty. We have limited operations and require additional financing. Our previous capital needs have been met by equity offerings and loans from related parties.

REVENUES

We incurred a net loss of $113,661 for the fiscal year ended December 31, 2001. Our only source of income was interest income of $3,096. We did not generate any revenues and, since we abandoned the business plan of Autovenu, Inc., we do not expect to generate any revenues in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred expenses of $116,757 for the fiscal year ended December 31, 2001, as compared to $56,330 for the period from inception to December 31, 2000. The expenses for the year ended 2001 increased due to business being conducted for a full fiscal year and increases in interest expense ($23,400 as compared to $10,205); professional fees ($41,108 as compared to $20,221); and salaries and benefits ($33,356 as compared to $13,217). Website development costs which were incurred in the planning stages were expensed when incurred. The costs of application and infrastructure development which were incurred subsequent to the project stage, and that have received management's approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life, which is estimated to be three years. During the year ended December 31, 2001, we discontinued our websites and wrote off the remaining unamortized balance. At December 31, 2001, capitalized website development costs were $9,025 and accumulated amortization was $9,025.

LIQUIDITY AND FINANCIAL CONDITION

The cash requirements of funding our operations and acquisitions have exceeded cash flows from operations. We have satisfied our capital needs primarily through debt and equity financing. For the period since inception, the statement of cash flows reflects cash used in operating activities of $148,291, which was offset by cash provided by financing activities of $191,741. At December 31, 2001, we had cash of $31,028 and a working capital deficit of $179,252. Substantially all of our liabilities consist of advances from related parties. Since we have no revenues, our cash will be depleted by operating expenses and we will be dependent upon external sources of cash. If we cannot acquire, or be acquired by, an entity actively engaged in a business that generates revenues, we will have to curtail operations.

PLAN OF OPERATION

ACQUISITION AND MERGER DIVISION

During the next twelve months, we will seek to acquire assets or shares of an entity actively engaged in a business that generates revenues. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. Nor have we identified any entity wishing to utilize the public market place to raise additional capital. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of March 19, 2002, we have not engaged in any material contacts or discussions with any representative of a prospective business opportunity.

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

We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire additional employees during that period. We expect to finance our objectives from related party loans.

ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors are:

     NAME                   AGE              TITLE(S)

     Mark Moldenhauer        48              President, Secretary and Director
                                             since September 2000

     Jules Wurzel            76              Treasurer and Director since
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, Mark Moldenhauer and Jules Wurzel have complied with their requirements for the fiscal year ended December 31, 2001. As a result of the Share Exchange Agreement dated September 25, 2000, Nicholas Miller was required to file a Form 5. To the best of our knowledge, Mr. Miller did not file the document.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The following table sets forth the remuneration for our officers and directors for period from inception (March 21, 2000) through December 31, 2001:

                                                                       LONG TERM COMPENSATION

                               ANNUAL COMPENSATION                     AWARDS                   PAYOUTS

                                                           OTHER       RESTRICTED  SECURITIES
                                                           ANNUAL      STOCK       UNDERLYING                ALL OTHER
NAME AND                                                   COMPEN-     AWARD(S)    OPTIONS  /   LTIP         COMPEN-
PRINCIPAL POSITION     YEAR   SALARY($)        BONUS($)    SATION ($)  ($)         SARS ($)     PAYOUTS ($)  SATION ($)

Mark Moldenhauer       2001   $30,000(1)<F1>    -0-        -0-         -0-         -0-          -0-          -0-
President, Chief       2000   $10,000(1)<F1>    -0-        -0-         -0-         -0-          -0-          -0-
Executive Officer,
Secretary and
Director

Jules Wurzel,          2001   -0-               -0-        -0-         -0-         -0-          -0-          -0-
Treasurer and          2000   -0-               -0-        -0-         -0-         -0-          -0-          -0-
Director

Nicholas Miller,       2000   -0-               -0-        -0-         -0-         -0-          -0-          -0-
former CEO

(1)<F1> Under an oral agreement effective September 1, 2000, Mr. Moldenhauer receives $2,500 per month for his services as President of Autovenu, Inc. The agreement is a month-to-month agreement.


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

STOCK OPTION PLANS

In June 1999, we established a stock option plan. Under the plan, our board of directors may from time to time grant up to 1,375,840 options to purchase share of our common stock. The options may be granted to our officers, directors, employees and consultants. Options were granted to employees of Workfire-Nevada, which at the time was our subsidiary. As a result of the share distribution, these employees ceased to be our employees and the options issued were terminated in accordance with the plan. There are no options outstanding as of March 19, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.
--------------------------------------------------------------------------------

The following table sets forth information, as of March 19, 2002, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock and by our directors and officers, both individually and as a group:

                                        SHARES OWNED
NAME AND ADDRESS OF                     BENEFICIALLY
BENEFICIAL OWNER                        AND OF RECORD       PERCENT OF CLASS (1)

Mark Moldenhauer                        25,462,121(2)       91.0%
14500 N. Northsight Blvd. Suite 213
Scottsdale, Arizona 85260

Jules Lee Wurzel                        287,908              1.0%
3100 South Monroe
Denver, Colorado 80210

Officers and directors as a group       25,750,029(2)       92.0%
(2 persons)

-----------------
(1) Where persons listed on this table have the right to obtain additional shares of common stock through the conversion of convertible securities within 60 days from the date of this report, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 28,092,181 shares of common stock outstanding as of March 19, 2002.

(2) This amount does not reflect the shares of our common stock which Mr. Moldenhauer may receive if he converts the promissory note in amount of $195,000 dated December 25, 2001. The promissory note is convertible into our shares of our common stock at the lesser of (1) $0.06 per share or (2) the ten previous days average bid price of our common stock as of the date of conversion.

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

(b) Since June 2000, we have occupied offices from a company owned and controlled by Mark Moldenhauer. Under our agreement, we pay Pinnacle Financial Corp. $500 per month for rent. During the fiscal year ended December 31, 2001, we paid or accrued rental payments totaling $6,000.

(c) On July 24, 2000, we entered into a $195,000 promissory note with Mark Moldenhauer. Under the terms of the note, the principal beared interest at the rate of 12% per annum and we agreed to pay Mr. Moldenhauer interest payments on the 24th day of each month. The principal balance of the note was due on January 24, 2001. In January 2001, we agreed to revise the terms of the note to make it convertible, at Mr. Moldenhauer's sole option, into shares of our common stock at the lesser of (1) $0.06 per share or (2) the ten previous days' average bid price of our common stock as of the date of conversion. On December 25, 2001, we agreed with Mr. Moldenhauer to extend the payment from July 24, 2001 to July 24, 2002. The revised note is dated December 25, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(A)      EXHIBITS:

REGULATION                                                           CONSECUTIVE
S-B NUMBER                      EXHIBIT                              PAGE NUMBER

2.1           Share Exchange Agreement between BCS Investment
              Corporation and the shareholders of Autovenu, Inc.,
              dated September 25, 2000 (3)                                N/A

3.1           Articles of Amendment to Articles of Incorporation (4)      N/A

3.2           Bylaws (1)                                                  N/A

4.1           Warrant Agent Agreement (1)                                 N/A

4.2           Specimen Class A Warrant Certificate (1)                    N/A

4.3           Specimen Class B Warrant Certificate (1)                    N/A

4.4           Stock Option Plan (2)                                       N/A

10.1          Promissory Note dated July 24, 2000, and amended
              January 24, 2001 (4)                                        N/A

10.2          Real Estate Lease dated May 1, 2000 (4)                     N/A

10.3          Agreement with PublicCarAuctions.com Inc. dated
              July 25, 2000 (4)                                           N/A

10.4          Promissory Note dated December 25, 2001                     30

11            Statement Re: Computation of Per Share Earnings      See Financial
                                                                   Statements

99.1          Reorganization and Stock Purchase Agreement (4)             N/A

--------------------------
(1) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

(2) Incorporated by referenced from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(3) Incorporated by referenced from the Current Report on Form-8-K filed with the Securities and Exchange Commission dated October 5, 2000.

(4) Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(B) THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED DECEMBER 31, 2001:

       None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROSSNET COMMUNICATIONS, INC.



Dated:  March 19, 2002              By:  /s/ Mark Moldenhauer
       ----------------                -----------------------------------------
                                          Mark Moldenhauer, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                  DATE

                              President, Secretary and Director
/s/ Mark Moldenhauer          (Principal Executive Officer)       March 19, 2002
-----------------------------                                     --------------
Mark Moldenhauer


                              Treasurer and Director
                              (Principal Financial and
/s/ Jules Wurzel              Accounting Officer)                 March 19, 2002
-----------------------------                                     --------------
Jules Wurzel

                        Consolidated Financial Statements of

                        CROSSNET COMMUNICATIONS INC.

                        (A Development Stage Enterprise)

                        December 31, 2001

AUDITORS' REPORT TO THE STOCKHOLDERS


We have audited the accompanying consolidated balance sheets of Crossnet Communications Inc. (a development stage enterprise) as at December 31, 2001 and 2000, and the related consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Crossnet Communications Inc. as at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2(a) to the consolidated financial statements, the Company has incurred a loss since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





SIGNED "KPMG LLP"

Kelowna, Canada

February 20, 2002

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

$ United States

December 31, 2001 and 2000

===============================================================================================================
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------

ASSETS

Current assets
     Cash                                                                          31,028           $  151,996
     Accounts receivable                                                               -                   500
     ----------------------------------------------------------------------------------------------------------
                                                                                   31,028              152,496

Fixed assets (note 4)                                                               1,340                2,490

Website development (note 5)                                                           -                 6,486

---------------------------------------------------------------------------------------------------------------
                                                                                   32,368           $  161,472
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable and accrued liabilities                                      15,280           $   19,364
     Note payable to stockholder (note 6)                                         195,000              195,000
     Due to related party                                                              -                11,359
     ----------------------------------------------------------------------------------------------------------
                                                                                  210,280              225,723

Stockholders' deficiency
     Capital stock (note 7):
           100,000,000  voting common shares, without par value
                        authorized, 28,092,181 issued
                        (2000 - 10,000,021)                                         8,152                8,151
            10,000,000  non-voting preferred shares without par
                        value, issuable in series authorized,
                        nil (2000 - 1,809,216) Series A convertible
                        preferred shares, convertible into 10 common
                        shares per preferred share, issued                             -                     1

     Deficit accumulated during the development stage                            (186,064)             (72,403)
     ----------------------------------------------------------------------------------------------------------
                                                                                 (177,912)             (64,251)

---------------------------------------------------------------------------------------------------------------
                                                                                   32,368           $  161,472
===============================================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

______________________     Director

______________________     Director

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Loss

$ United States

===============================================================================================================
                                                       From Inception                           From inception
                                                     (March 21, 2000)          Year ended     (March 21, 2000)
                                                      to December 31,        December 31,      to December 31,
                                                                 2001                2001                 2000
---------------------------------------------------------------------------------------------------------------

Website maintenance fees                                        7,275                  -         $       7,275

Expenses
     Amortization of fixed assets                               2,107               1,150                  957
     Amortization and write-off of website
       development costs                                        9,025               7,986                1,039
     Consulting fees                                            5,000                   -                5,000
     Interest                                                  33,605              23,400               10,205
     Internet hosting                                             565                 134                  431
     Office and administrative                                  2,369               1,517                  852
     Professional fees                                         61,329              41,108               20,221
     Rent                                                       8,500               6,000                2,500
     Salaries and benefits                                     46,573              33,356               13,217
     Transfer agent fees                                        4,014               2,106                1,908
     ----------------------------------------------------------------------------------------------------------
                                                              173,087             116,757               56,330

---------------------------------------------------------------------------------------------------------------
Loss before interest income                                  (165,812)           (116,757)             (49,055)

Interest income                                                 5,401               3,096                2,305

---------------------------------------------------------------------------------------------------------------
Loss                                                    $    (160,411)           (113,661)       $     (46,750)
===============================================================================================================

Weighted average number of common
   shares outstanding, basic and diluted                   10,884,641          15,024,385            5,582,863

Loss per share, basic and diluted                       $       (0.01)       $      (0.01)       $       (0.01)
===============================================================================================================


See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

Year ended December 31, 2001 and period from inception on March 21, 2000 to December 31, 2000

====================================================================================================================
                                                                                           Deficit
                                                                                       Accumulated
                                                           Series A Convertible         during the             Total
                                      Common Stock            Preferred Stock          development     Stockholders'
                                   Shares       Amount       Shares       Amount             stage        Deficiency
---------------------------------------------------------------------------------------------------------------------

Shares issued for cash
  on March 23, 2000
  (note 7(a))                     607,448    $     100      127,860    $       -      $          -     $         100
Shares issued for software
  on May 15, 2000
  (note 7(a))                     303,724           50       63,930            -                 -                50
Shares issued for cash
  on July 26, 2000
  (note 7(a))                   7,593,103        5,000    1,598,247            -                 -             5,000
Shares issued for cash
  on August 6, 2000
  (note 7(a))                      91,117        3,000       19,179            -                 -             3,000
---------------------------------------------------------------------------------------------------------------------
                                8,595,392        8,150    1,809,216            -                 -             8,150
Shares held by BCS
  stockholders prior to
  recapitalization
  transaction (note 3)          1,404,629            1          -              1           (25,653)          (25,651)
---------------------------------------------------------------------------------------------------------------------
                               10,000,021        8,151    1,809,216            1           (25,653)          (17,501)
Comprehensive loss:
  Loss                                  -            -            -            -           (46,750)          (46,750)
---------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000            10,000,021        8,151    1,809,216            1           (72,403)          (64,251)

Common shares issued
  on conversion of
  preferred shares on
  September 20, 2001
  (note 7 (c))                 17,452,860            1   (1,745,286)          (1)                -                 -

Common shares issued
  on conversion of
  preferred shares on
  October 8, 2001
  (note 7(c))                     639,300            -      (63,930)           -                 -                 -
---------------------------------------------------------------------------------------------------------------------
                               28,092,181        8,152            -            -           (72,403)          (64,251)

Comprehensive loss:
  Loss                                  -            -            -            -          (113,661)         (113,661)
---------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2001            28,092,181    $   8,152            -    $       -      $   (186,064)    $    (177,912)
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

$ United States

===============================================================================================================
                                                       From Inception                           From inception
                                                     (March 21, 2000)          Year ended     (March 21, 2000)
                                                      to December 31,        December 31,      to December 31,
                                                                 2001                2001                 2000
---------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss                                              $     (160,411)      $    (113,661)       $     (46,750)
     Item not involving cash:
         Amortization and write-off of web
           development costs                                   11,132               9,136                1,996
     Changes in non-cash working capital:
         Accounts receivable                                       -                  500                 (500)
         Accounts payable and accrued liabilities                 988              (4,084)               5,072
     ----------------------------------------------------------------------------------------------------------
                                                             (148,291)           (108,109)             (40,182)

Investments:
     Expenditures on fixed assets                              (3,447)                 -                (3,447)
     Website development costs                                 (8,975)             (1,500)              (7,475)
     ----------------------------------------------------------------------------------------------------------
                                                              (12,422)             (1,500)             (10,922)
Financing:
     Note payable to stockholder                              195,000                  -               195,000
     Repayment of due to related party                        (11,359)            (11,359)                  -
     Issue of common shares for cash                            8,100                  -                 8,100
     ----------------------------------------------------------------------------------------------------------
                                                              191,741             (11,359)             203,100


---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                    31,028            (120,968)             151,996

Cash, beginning of period                                          -              151,996                   -

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $       31,028       $      31,028        $     151,996
===============================================================================================================

Supplementary information
  Interest paid                                        $       27,755       $      27,755        $          -
  Income taxes paid                                    $           -        $          -         $          -
===============================================================================================================

Non-cash financing activities
  Common shares issued for website software            $           50       $          -         $          50
  Common shares issued upon share exchange             $            1       $          -         $           1
  Preferred shares issued upon share exchange          $            1       $          -         $           1
  Liabilities assumed on business combination          $      (25,651)      $          -         $     (25,651)
===============================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Year ended December 31, 2001 and period from inception on March 21, 2000 to December 31, 2000

================================================================================

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

     Effective September 25, 2000, the Company acquired 100% of the outstanding common shares of Autovenu, Inc. ("Autovenu"). As Autovenu stockholders obtained control of the Company through the exchange of their shares of
     Autovenu for shares of the Company, the acquisition of Autovenu has been accounted for in these consolidated financial statements as a capital transaction, effectively as if Autovenu had issued shares for consideration equal to the net monetary assets of BCS followed by a recapitalization of the Company's common shares. As BCS had a net monetary deficiency at that date, the excess has been charged directly to deficit. Consequently, the consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of Autovenu, for the period from incorporation of Autovenu on March 21, 2000 to December 31, 2001, combined with those of the legal parent, BCS, from the recapitalization date, September 25, 2000, in accordance with accounting principles generally accepted in the United States of America.

     Effective, December 18, 2000, the Company changed its name to Crossnet Communications Inc.

     The Company's principle business activities include the development and marketing of software applications targeted at specific business-to-business e-commerce industries. To December 31, 2001, it has not generated significant revenues and is continuing to develop its business model.
     Accordingly, the Company is in the development stage for financial reporting purposes.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred a loss for the period since inception of $160,411, and at December 31, 2001 has a working capital deficiency of $179,252. Management plans to rely on continued financial support from its majority stockholder, and to actively seek merger and acquisition opportunities with businesses that may have applications directly related to the internet.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Year ended December 31, 2001 and period from inception on March 21, 2000 to December 31, 2000

================================================================================

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

     d)  Financial instruments

         The fair values of cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the note payable to stockholder approximates its carrying value as the instrument bears a market rate of interest. The fair value of the amount due to related party in 2000 approximated its carrying value as the amount was settled at its carrying value during the year ended December 31, 2001. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

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

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Year ended December 31, 2001 and period from inception on March 21, 2000 to December 31, 2000

================================================================================

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

         Although the Company has consolidated loss carryforwards of approximately $164,000 available, no amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

     i)  Loss per share

         Basic loss per share has been calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Income available to common shareholders excludes dividends declared and cumulative dividends on preferred shares, if any. In calculating diluted loss per share, the Company considers the dilutive effect of assuming the full conversion of convertible preferred shares (note 7) and convertible notes payable (note 6). However, as the Company has a loss in each of the periods presented, all such securities are anti-dilutive and therefore basic and diluted loss per share are the same.

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

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Year ended December 31, 2001 and period from inception on March 21, 2000 to December 31, 2000

================================================================================

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

         No options have been granted under the Plan for the period from inception on March 21, 2000 to December 31, 2001.

     k)  Recent accounting pronouncements

         In August 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition. SFAS 142 changes the accounting for goodwill from the amortization method to an annual impairment test and is effective prospectively for fiscal years beginning after December 15, 2001. Under this standard, the Company will be required to perform an initial benchmark test of goodwill impairment within six months of adoption and subsequent annual impairment tests at the reporting unit level. Adoption of SFAS 142 is not expected to materially impact the Company's operating results or financial condition.

3.   RECAPITALIZATION TRANSACTION:

         Effective September 25, 2000, Autovenu and BCS executed a share exchange agreement. BCS issued 8,595,392, post reverse stock split (see note 7(b)), common shares and 1,809,216 Series A convertible preferred shares to the stockholders of Autovenu in consideration for all of the issued and outstanding common shares of Autovenu on the basis of
         303.7241 common shares and 6.393 convertible preferred shares of BCS for every common share of Autovenu. As the former stockholders of Autovenu obtained control of the Company through the share exchange, this transaction has been accounted for in these financial statements as a recapitalization of Autovenu.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Year ended December 31, 2001 and period from inception on March 21, 2000 to December 31, 2000

================================================================================

3.   RECAPITALIZATION TRANSACTION (CONTINUED):

     Under recapitalization accounting, Autovenu is considered to have issued shares for consideration equal to the net monetary assets of BCS with the results of BCS operations included in the consolidated financial statements from the date of acquisition. The acquisition details are as follows:

     Net deficiency assumed:
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

     Consideration given for net deficiency assumed:
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
     ===========================================================================


4.   FIXED ASSETS:
     2001
     ===========================================================================
                                       Cost        Accumulated          Net book
                                                  amortization             value
     ---------------------------------------------------------------------------

     Computer equipment             $ 3,447            $ 2,107           $ 1,340
     ===========================================================================

     2000
     ===========================================================================
                                       Cost        Accumulated          Net book
                                                  amortization             value
     ---------------------------------------------------------------------------

     Computer equipment             $ 3,447             $  957           $ 2,490
     ===========================================================================

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Year ended December 31, 2001 and period from inception on March 21, 2000 to December 31, 2000

================================================================================

5.   WEBSITE DEVELOPMENT:
     2001
     ===========================================================================
                                       Cost        Accumulated          Net book
                                                  amortization             value
     ---------------------------------------------------------------------------

     Websites                       $ 9,025           $  9,025           $     -
     ===========================================================================

     2000
     ===========================================================================
                                       Cost        Accumulated          Net book
                                                  amortization             value
     ---------------------------------------------------------------------------

     Websites                       $ 7,525           $  3,115           $ 4,410
     ===========================================================================

     During the year ended December 31, 2001, the Company discontinued the above websites and accordingly wrote-off the remaining unamortized balance.

6.   NOTE PAYABLE TO STOCKHOLDER:

     The note is unsecured, due July 24, 2002 and bears interest at 12% per annum. During the year ended December 31, 2001, the terms of the note were revised such that the note could be converted into common shares of the Company, at the option of the stockholder, at a price equal to the lesser of:

     a)  $0.06 per share; or

     b) the average bid price of the Company's common stock for the ten days immediately prior to the date of conversion.

     The revision of the terms of the note payable was accounted for as a debt settlement, but did not result in a gain or loss as the note was not convertible into common shares at a price that was less than market price at the date of settlement.

     Interest payable on the note aggregating $5,850 (2000 - $10,205), is included in accounts payable and accrued liabilities.

7.   CAPITAL STOCK:

     a) During the period ended December 31, 2000, the Company issued common shares as follows:

         i) 20,000 (607,448 subsequent to the recapitalization and reverse stock split) common shares for cash at $0.005 per share.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Year ended December 31, 2001 and period from inception on March 21, 2000 to December 31, 2000

================================================================================

7.   CAPITAL STOCK (CONTINUED):

         ii) 10,000 (303,724 subsequent to the recapitalization and reverse stock split) common shares for website related software. The fair value of the common shares issued, aggregating $50, approximated the fair value of the software acquired.

         iii) 250,000 (7,593,103 subsequent to the recapitalization and reverse stock split) common shares for cash at $0.02 per share.

         iv) 3,000 (91,117 subsequent to the recapitalization and reverse stock split) common shares for cash at $1.00 per share.

     b) On December 18, 2000, the Company performed a one for ten reverse stock split of its outstanding common stock. The continuity of the Company's common stock has been adjusted in these consolidated financial statements to reflect this transaction as if it occurred on March 21, 2000.

     c) During the year ended December 31, 2001, the Company issued common shares in exchange for preferred shares as follows:

         i) 1,745,286 Series A preferred shares were converted into 17,452,860 common shares on September 20, 2001.

         ii) 63,930 Series A preferred shares converted into 639,300 common shares on October 8, 2001.


8.   RELATED PARTY TRANSACTIONS:

     The Company rents its premises from its majority stockholder on a month-to-month basis. During the year ended December 31, 2001 the Company paid or accrued rental payments of $6,000 (2000 - $2,500) to the majority stockholder.