Form 10QSB
period 2002-03-31
CROSSNET COMMUNICATIONS INC
filed 2002-05-08
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2002

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            EXCHANGE ACT
              For the transition period from __________ to _______

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

             28,092,181 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                 MARCH 31, 2002

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                          CROSSNET COMMUNICATIONS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet.........................................4

            Consolidated Statements of Loss....................................5

            Consolidated Statements of Cash Flows..............................6

            Consolidated Statement of Stockholders' Deficiency
            and Comprehensive Loss.............................................7

            Notes to Consolidated Financial Statements.........................8

   Item 2.  Management's Discussion and Analysis or Plan of Operation.........10


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................14

   Item 2.  Changes in Securities.............................................14

   Item 3.  Defaults Upon Senior Securities...................................14

   Item 4.  Submission of Matters to a Vote of Security Holders...............14

   Item 5.  Other Information.................................................15

   Item 6.  Exhibits and Reports on Form 8-K..................................16


SIGNATURES....................................................................17

                        Consolidated Financial Statements of

                        CROSSNET COMMUNICATIONS INC.

                        (A Development Stage Enterprise)

                        Three months ended March 31, 2002

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
$ United States
March 31, 2002 and December 31, 2001

=================================================================================================================
                                                                         March 31,                  December 31,
                                                                              2002                          2001
                                                                       (Unaudited)
-----------------------------------------------------------------------------------------------------------------

ASSETS

Current asset:
     Cash                                                             $     18,028                  $     31,028

Fixed assets:                                                                1,053                         1,340
-----------------------------------------------------------------------------------------------------------------
                                                                      $     19,081                  $     32,368
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable and accrued liabilities                         $     18,308                  $     15,280
     Note payable to stockholder (note 3)                                  195,000                       195,000
     ------------------------------------------------------------------------------------------------------------
                                                                           213,308                       210,280
Stockholders' deficiency:
     Capital stock:
           100,000,000  voting common shares without par value
                        authorized, 28,092,181 issued
                        (December 31, 2001 - 28,092,181)                     8,152                         8,152
            10,000,000  non-voting preferred shares without par
                        value, issuable in series authorized                     1                             1

     Deficit Accumulated During the Development Stage:                    (202,379)                     (186,064)
     ------------------------------------------------------------------------------------------------------------
                                                                          (194,227)                     (177,912)
-----------------------------------------------------------------------------------------------------------------

Going concern (note 1)
Subsequent events (note 4)
                                                                      $     19,081                  $     32,368
=================================================================================================================




See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statements of Loss
$ United States
(Unaudited)

===================================================================================================================
                                                          From Inception        Three months          Three months
                                                        (March 21, 2000)               ended                 ended
                                                            to March 31,           March 31,             March 31,
                                                                    2002                2002                  2001
-------------------------------------------------------------------------------------------------------------------

Revenue:
     Website maintenance fees                             $        7,275        $          -            $        -

Expenses:
     Amortization of fixed assets                                  2,394                 287                   288
     Amortization and write-off of website
          development costs                                        9,025                   -                   622
     Consulting fees                                               5,000                   -                     -
     Interest                                                     39,455               5,850                 5,850
     Internet hosting                                                565                   -                   160
     Office and administrative                                     2,620                 251                   422
     Professional fees                                            61,537                 208                11,771
     Rent                                                         10,000               1,500                 1,500
     Salaries and benefits                                        54,378               7,805                 8,651
     Transfer Agent Fees                                           4,484                 470                   852
     --------------------------------------------------------------------------------------------------------------
                                                                 189,458              16,371                31,616

Loss before interest income:                                    (182,183)            (16,371)              (31,616)

Interest income:                                                   5,457                  56                 1,462

Loss                                                      $     (176,726)       $    (16,315)           $  (30,154)
===================================================================================================================

Weighted average number of common shares
  outstanding, basic and diluted                              12,977,450          28,092,181            10,000,021

Loss per share, basic and diluted                         $        (0.01)       $      (0.00)           $    (0.00)
===================================================================================================================


See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
$ United States
(Unaudited)

===================================================================================================================
                                                          From Inception          Three month       From inception
                                                        (March 21, 2000)                ended     (March 21, 2000)
                                                            to March 31,            March 31,         to March 31,
                                                                    2002                 2002                 2001
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations
     Loss                                                $      (176,726)         $   (16,315)      $      (30,154)
     Item not involving cash:
         Amortization of fixed assets                              2,394                  287                  288
         Amortization and write-off of website
             development costs                                     9,025                    -                  622
     Changes in non-cash working capital:
         Accounts payable and accrued liabilities                  4,016                3,028                4,060
     --------------------------------------------------------------------------------------------------------------
                                                                (161,291)             (13,000)             (25,184)
Financing
     Proceeds from note payable to stockholder                   195,000                    -                    -
     Repayment of due to related party                           (11,359)                   -              (11,359)
     Common Shares Issued for Cash                                 8,100                    -                    -
     --------------------------------------------------------------------------------------------------------------
                                                                 191,741                    -              (11,359)
Investments
     Expenditures on fixed assets                                 (3,447)                   -                    -
     Website Development Costs                                    (8,975)                   -                    -
     --------------------------------------------------------------------------------------------------------------
                                                                 (12,422)                   -                    -
     --------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                       18,028              (13,000)             (36,543)

Cash, beginning of period                                              -               31,028              151,996
-------------------------------------------------------------------------------------------------------------------
Cash, end of period                                      $        18,028          $    18,028       $      115,453
===================================================================================================================

Supplementary information
  Interest paid                                          $        27,755          $         -       $            -
  Income taxes paid                                      $             -          $         -       $            -
===================================================================================================================

Non-cash financing activities
  Common shares issued for website software              $            50          $         -       $            -
  Common shares issued upon share exchange               $             1          $         -       $            -
  Preferred shares issued upon share exchange            $             1          $         -       $            -
  Liabilities assumed on business combination            $       (25,651)         $         -       $            -
===================================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss $ United States
From inception on March 21, 2000 to March 31, 2002
(Unaudited)

=====================================================================================================================
                                                                                            Deficit
                                                                                        Accumulated
                                                               Series A Convertible      during the            Total
                                       Common Stock               Preferred Stock       development    Stockholders'
                                    Shares      Amount        Shares         Amount           stage       Deficiency
---------------------------------------------------------------------------------------------------------------------

Shares issued for cash
  on March 23, 2000                607,448    $     100       127,860     $      -       $        -     $        100
Shares issued for software
  on May 15, 2000                  303,724           50        63,930            -                -               50
Shares issued for cash
  on July 26, 2000               7,593,103        5,000     1,598,247            -                -            5,000
Shares issued for cash
  om August 6, 2000                 91,117        3,000        19,179            -                -            3,000
---------------------------------------------------------------------------------------------------------------------
                                 8,595,392        8,150     1,809,216            -                -            8,150
Shares held by BCS
  stockholders prior to
  recapitalization
  transaction                    1,404,629            1             -            1          (25,653)         (25,651)
---------------------------------------------------------------------------------------------------------------------
                                10,000,021        8,151     1,809,216            1          (25,653)         (17,501)
Comprehensive loss
Loss                                     -            -             -            -          (46,750)         (46,750)
---------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000             10,000,021        8,151     1,809,216            1          (72,403)         (64,251)

Common shares issued
  on conversion of
  preferred shares on
  September 20, 2001            17,452,860            1    (1,745,286)          (1)               -                -

Common shares issued
  on conversion of
  preferred shares on
  October 8, 2001                  639,300            -       (63,930)           -                -                -
---------------------------------------------------------------------------------------------------------------------
                                28,092,181        8,152             -            -          (72,403)         (64,251)

Comprehensive loss:
Loss                                     -            -             -            -         (113,661)        (113,661)
---------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2001             28,092,181    $   8,152             -     $      -       $ (186,064)    $   (177,912)

Comprehensive loss:
Loss                                     -            -             -            -          (16,315)         (16,315)
---------------------------------------------------------------------------------------------------------------------
Balance,
  March 31, 2002                28,092,181    $   8,152             -     $      -       $ (202,379)    $   (194,227)
=====================================================================================================================

See accompanying notes to consolidated financial statements.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States
Three months ended March 31, 2002
(Unaudited)

================================================================================

1.       GOING CONCERN:

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has incurred a loss for the period from inception of $176,726, and at March 31, 2002 has a working capital deficiency of $195,280. The application of the going concern concept is dependent upon the Company's ability to receive continued financial support from its majority stockholder and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. The Company currently has no substantive operations. Management plans to rely on continued financial support from its majority stockholder and to actively seek merger and acquisition opportunities with businesses that may have applications directly related to the internet (see note 4).

         Management believes the plans described above will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to maintain the support of its majority shareholder and consummate a merger or acquisition will cause the Company to curtail operations and the Company's ability to continue as a going concern will be impaired.

2.       BASIS OF PRESENTATION:

         The accompanying consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America, have been made. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

CROSSNET COMMUNICATIONS INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States
Three months ended March 31, 2002
(Unaudited)

================================================================================

3.       NOTE PAYABLE TO STOCKHOLDER:

         The note is unsecured, due July 24, 2002 and bears interest at 12% per annum. The note is convertible into common shares of the Company, at the option of the stockholder, at a price equal to the lesser of:

              a)     $0.06 per share; or

              b) the average bid price of the Company's common stock for the ten days immediately prior to the date of conversion

         Interest payable on the note aggregating $11,700 (December 31, 2001 - $5,850), is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

4.       SUBSEQUENT EVENT

         (a) Subsequent to March 31, 2002, the Company signed a letter of intent to acquire all of the outstanding shares of Cirond Networks Inc. ("Cirond"). Cirond's main business activity is the development of technology to enhance the performance and security of wireless local area network technology. Under the terms of the proposed transaction the Company would issue 15,000,000 common shares in exchange for all of the outstanding shares of Cirond. As a result, the former shareholders  of  Cirond  would own  approximately  90% of the outstanding shares of the Company subsequent to the transaction. Accordingly, if the transaction is consummated, the business combination would be accounted for as a capital transaction, as if Cirond had issued shares for consideration equal to the net tangible assets of the Company followed by a recapitalization of our common stock, as the former shareholders of Cirond will control the Company. The proposed transaction is subject to completion of a formal share exchange agreement as well as board, shareholder and regulatory approval.

         (b) Subsequent to March 31, 2002, the Company wound up its inactive subsidiary, Autovenu, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Crossnet Communications, Inc.

During the fiscal year ended 2001, in light of the automobile market conditions, we decided to abandon the business plan of our wholly-owned subsidiary, Autovenu, Inc. On April 11, 2002, we entered into an Agreement and Plan of Merger with Autovenu, Inc. and merged Autovenu, Inc. into us. We did not issue any stock or other securities, nor did we amend our Articles of Incorporation. All of the capital stock of Autovenu, Inc. has been cancelled without consideration. Autovenu, Inc. no longer exists and we assumed all of its assets and liabilities. We are now a "shell" company actively seeking merger and acquisition opportunities.

CAUTION

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10- KSB for our fiscal year ended December 31, 2001, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

BASIS OF PRESENTATION

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. In accordance with the share exchange, the former shareholders of Autovenu, Inc. acquired control of us and new officers and directors were appointed. As a result, the share exchange was accounted for as a capital transaction, as if Autovenu, Inc. had issued shares for consideration equal to our net tangible assets followed by a recapitalization of our shares of common stock. Consequently, our consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of Autovenu, Inc. for the period from its inception (March 21, 2000) to March 31, 2002, combined with ours from the recapitalization date of September 25, 2000.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re- evaluate our estimates and judgments. Actual results could differ from the estimates. We believe the following critical accounting policies require significant judgments and estimates used in the preparation of the consolidated financial statements.

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we do not continue as a going concern, we would have to curtail our operations. As described elsewhere in this report, at March 31, 2002, there were certain conditions that currently exist which raise substantial doubt about the validity of our ability to continue as a going concern. While we plan to maintain the support of our majority shareholder and consummate a merger or acquisition, there is no assurance that these plans will be successful. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

SELECTED FINANCIAL DATA

Our selected financial data for the periods shown below is derived from our consolidated financial statements included herein. The financial data derived from the consolidated statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

     BALANCE SHEET DATA:                          MARCH 31, 2002             DECEMBER 31, 2001

     Current Asset                                  $    18,028                $    31,028
     Total Assets                                   $    19,081                $    32,368
     Current Liabilities                            $   213,308                $   210,280
     Stockholders' Deficiency                       $   194,227                $   177,912
     Working Capital Deficiency                     $   195,280                $   179,252

     STATEMENT OF LOSS DATA:            MARCH 21, 2000         THREE MONTHS        THREE MONTHS
                                        (INCEPTION) TO             ENDED               ENDED
                                           MARCH 31,              MARCH 31,           MARCH 31,
                                             2002                   2002                2001

       Website Maintenance Fees           $    7,275             $       0           $       0
       Loss                               $  176,726             $  16,315           $  30,154
       Loss per Share                     $    (0.01)            $   (0.00)          $   (0.00)

OVERVIEW

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

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. Autovenu, Inc. was a software development company whose business model included the acquisition and development of Internet related software and technology. We consummated the acquisition by exchanging 303.7241 shares of our common stock and 6.393 shares of our Series A preferred stock (both pre reverse stock split) for each issued and outstanding share of common stock of Autovenu, Inc. The Series A preferred stock was convertible into 100 (pre-split) shares of common stock without additional consideration. Autovenu, Inc. had a total of 283,000 issued and outstanding shares of common stock. The shareholders of Autovenu, Inc. were Mark Moldenhauer, Jules Lee Wurzel and BusinessTradeCenter.com, Inc. As a result of the share exchange, the former shareholders of Autovenu, Inc. now control us and new officers and directors were appointed.

Effective December 18, 2000, we implemented a 1-for-10 reverse stock split and changed our name to Crossnet Communications, Inc. Except where otherwise indicated, all information in this Quarterly Report on Form 10-QSB has been presented to give retroactive effect to the reverse stock split.

During the fiscal year ended 2001, in light of the automobile market conditions, we decided to abandon the business plan of Autovenu, Inc. On April 11, 2002, we merged Autovenu, Inc. into us. We did not issue any stock or other securities, nor did we amend our Articles of

Incorporation. All of the capital stock of Autovenu, Inc. has been cancelled without consideration. Autovenu, Inc. no longer exists and we assumed all of its assets and liabilities.

We are in the development stage and have generated limited revenues. We had a net loss of $176,726 from inception (March 21, 2000) through March 31, 2002, and a stockholders' deficiency of $194,227 at March 31, 2002. We had a working capital deficiency of $195,280 at March 31, 2002. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the financial information set out herein do not include any adjustments that might result from the outcome of this uncertainty. We have limited operations and require additional financing from our majority shareholder or other investors. Our previous capital needs have been met primarily by loans from related parties. Ultimately we need to generate revenues and successfully attain profitable operations. We are currently seeking merger or acquisition opportunities with businesses that may have applications directly related to the internet.

REVENUES

Our only source of income for the three months ended March 31, 2002 was interest income of $56, as compared to interest income of $1,462 for the comparable period in 2001. We did not generate any revenues, and since we abandoned the business plan of Autovenu, Inc., we do not expect to generate any revenues in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred expenses of $189,458 for the period from inception to March 31, 2002, which included consulting fees $5,000; interest $39,455; professional fees $61,537; and salaries and benefits $54,378. Our expenses for the three months ended March 31, 2002 were $16,371, as compared to $31,616 for the period 2001. The decrease in expenses were attributed to lower professional fees.

LIQUIDITY AND FINANCIAL CONDITION

The cash requirements of funding our operations and acquisitions have exceeded cash flows from operations. We have satisfied our capital needs to date primarily through debt financing. For the period since inception, the statement of cash flows reflects net cash used in operating activities of $161,291, which was offset by net cash provided by financing activities of $191,741. At March 31, 2002, we had cash of $18,028 and a working capital deficit of $195,280. Substantially all of our liabilities consist of advances from related parties. Since we had limited revenues, our cash will be depleted by operating expenses and we will be dependent upon external sources of cash. Failure to consummate a merger or acquisition or the loss of financial support from the Company's majority shareholder will cause the Company to curtail its operations. Management believes the Company has sufficient working capital, or has access to sufficient working capital through its majority shareholder, to fund operations for the next six months.

PLAN OF OPERATION

During the next twelve months, we will seek to acquire assets or shares of an entity actively engaged in a business. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition, nor have we identified any entity wishing to utilize the public market place to raise additional capital. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms. We will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing or within a reasonable time thereafter, the closing documents will provide that the proposed transaction will be voidable at our discretion. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Subsequent to March 31, 2002, we signed a letter of intent to acquire all of the outstanding shares of Cirond Networks Inc. Cirond Networks Inc.'s main business activity is the development of technology to enhance the performance and security of wireless local area network technology. Under the terms of the proposed transaction, we would issue 15,000,000 shares of common stock in exchange for all of the outstanding shares of Cirond Networks Inc. As a result, the former shareholders of Cirond Networks Inc. would own approximately 90% of the outstanding shares of us subsequent to the transaction. Accordingly, if the transaction is consummated, the business combination would be accounted for as a capital transaction, as if Cirond had issued shares for consideration equal to our net tangible assets followed by a recapitalization of our common stock, as the former shareholders of Cirond Networks Inc. will control us. The proposed transaction is subject to completion of a formal share exchange agreement as well as board of director and shareholder approval.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS

REGULATION                                                                                        CONSECUTIVE
S-B NUMBER                   EXHIBIT                                                              PAGE NUMBER


2.1                 Share Exchange Agreement between BCS Investment                                   N/A
                    Corporation and the shareholders of Autovenu, Inc., dated
                    September 25, 2000 (3)<F3>
2.2                 Agreement and Plan of Merger                                                       18
3.1                 Articles of Amendment to Articles of Incorporation(4)<F4>                         N/A
3.2                 Bylaws (1)<F1>                                                                    N/A
4.1                 Warrant Agent Agreement (1)<F1>                                                   N/A
4.2                 Specimen Class A Warrant Certificate (1)<F1>                                      N/A
4.3                 Specimen Class B Warrant Certificate (1)<F1>                                      N/A
4.4                 Stock Option Plan (2)<F2>                                                         N/A
10.1                Promissory Note dated July 24, 2000, and amended January 24,                      N/A
                    2001(4)<F4>
10.2                Real Estate Lease dated May 1, 2000(4)<F4>                                        N/A
10.3                Agreement with PublicCarAuctions.com Inc. dated July 25,                          N/A
                    2000(4)<F4>
10.4                Promissory Note dated December 25, 2001(5)<F5>                                    N/A
99.1                Reorganization and Stock Purchase Agreement(4)<F4>                                N/A

------------------------

(1)<F1> Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

(2)<F2> Incorporated by referenced from the Annual Report on Form 10-KSB for the year ended December 31, 1999 filed on April 14, 2000.

(3)<F3> Incorporated by referenced from the Current Report on Form-8-K filed on October 5, 2000.

(4)<F4> Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2000 filed on April 2, 2001.

(5)<F5> Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on March 19, 2002.

                  B)       REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CROSSNET COMMUNICATIONS, INC.
                                   (Registrant)



Date: May 7, 2002                  By:  /s/ Mark Moldenhauer
                                      ------------------------------------------
                                        Mark Moldenhauer, President
                                        (Principal Financial Officer)