Form 10QSB
period 2002-06-30
CIROND TECHNOLOGIES INC
filed 2002-08-14
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2002

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT
              For the transition period from __________ to _______

                         Commission file number 0-23871

                            CIROND TECHNOLOGIES INC.
        (Exact name of small business issuer as specified in its charter)


                COLORADO                               84-1434323
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

  5512 E. HASTINGS STREET, SUITE 202, BURNABY, BRITISH COLUMBIA V5B 1R3 CANADA
                    (Address of principal executive offices)

                                 (604) 205-5039
                           (Issuer's telephone number)

                          CROSSNET COMMUNICATIONS, INC.
     14500 NORTH NORTHSIGHT BOULEVARD, SUITE 213, SCOTTSDALE, ARIZONA 85260
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                       State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             16,440,257 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                  JUNE 30, 2002

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                            CIROND TECHNOLOGIES INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets.........................................4

           Consolidated Statements of Loss.....................................5

           Consolidated Statements of Cash Flows...............................6

           Consolidated Statement of Stockholders' Deficiency
           and Comprehensive Loss..............................................7

           Notes to Consolidated Financial Statements..........................8

  Item 2.  Management's Discussion and Analysis or Plan of
           Operation..........................................................11


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................16

  Item 2.  Changes in Securities..............................................16

  Item 3.  Defaults Upon Senior Securities....................................16

  Item 4.  Submission of Matters to a Vote of Security Holders................16

  Item 5.  Other Information..................................................16

  Item 6.  Exhibits and Reports on Form 8-K...................................16


SIGNATURES....................................................................18

      Consolidated Financial Statements of

      CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)

      (A Development Stage Enterprise)

      Six months ended June 30, 2002

CIROND TECHNOLOGIES INC. (formerly Crossnet Communications Inc.)
(A Development Stage Enterprise)
Consolidated Balance Sheets

$ United States

June 30, 2002 and December 31, 2001

=============================================================================================================
                                                                  June 30, 2002               December 31,
                                                                   (unaudited)                     2001
-------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
   Cash                                                           $    142,539                $     1,434
   Prepaids and deposits                                                   429                        -
-------------------------------------------------------------------------------------------------------------
                                                                       142,968                      1,434

Fixed assets                                                            13,744                        -

-------------------------------------------------------------------------------------------------------------
                                                                  $    156,712                $     1,434
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued liabilities                       $     35,481                $     5,466
   Note payable to stockholder (note 4)                                195,000                        -
-------------------------------------------------------------------------------------------------------------
                                                                       230,481                      5,466

Stockholders' deficiency:
   Capital stock:
    100,000,000 voting common shares, without par
                value authorized, 16,440,257 issued
                (December 31, 2001 - 14,341,667)                       300,373                      1,434
     10,000,000 non-voting preferred shares without par
                value, issuable in series authorized,
                nil issued

   Deficit accumulated during the development stage                   (374,142)                    (5,466)
-------------------------------------------------------------------------------------------------------------
                                                                       (73,769)                    (4,032)
Going concern (note 1)

-------------------------------------------------------------------------------------------------------------
                                                                  $    156,712                $     1,434
=============================================================================================================


See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (formerly Crossnet Communications Inc.)
(A Development Stage Enterprise)
Consolidated Statements of Loss

$ United States

(Unaudited)

=======================================================================================================================
                                                   From inception               Six months          From inception
                                                   (March 7, 2001)                   ended          (March 7, 2001)
                                                      to June 30,                 June 30,              to June 30,
                                                             2002                     2002                     2001
-----------------------------------------------------------------------------------------------------------------------

Expenses (income):
   Amortization of fixed assets                    $        1,475           $        1,475           $         -
   Consulting fees                                         65,378                   65,378                     -
   Foreign currency gains                                  (6,407)                  (6,407)                    -
   Office and administrative                               14,699                   14,233                     466
   Professional fees                                       14,878                    9,878                     -
   Rent                                                     2,535                    2,535                     -
   Salaries and benefits                                   56,167                   56,167                     -
   Travel                                                   6,660                    6,660                     -
-----------------------------------------------------------------------------------------------------------------------
                                                          155,385                  149,919                     466

-----------------------------------------------------------------------------------------------------------------------
Loss                                               $     (155,385)          $     (149,919)          $        (466)
-----------------------------------------------------------------------------------------------------------------------

Weighted average number of common
   shares outstanding, basic and diluted               14,450,255               14,631,234              14,341,667

Loss per share, basic and diluted                  $        (0.01)          $        (0.01)          $       (0.00)
=======================================================================================================================




See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (formerly Crossnet Communications Inc.)
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

(Unaudited)

From inception (March 7, 2001) to June 30, 2002


==============================================================================================================================
                                                                                             Deficit
                                                                                         accumulated
                                                                                          during the               Total
                                                          Common Stock                   development       stockholders'
                                                   Shares              Amount                  stage          deficiency
------------------------------------------------------------------------------------------------------------------------------

Shares issued for cash
  on March 7, 2001                               14,341,667      $        1,434          $      -          $       1,434

Comprehensive loss:
  Loss                                                  -                   -                (5,466)              (5,466)
------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2001                              14,341,667               1,434              (5,466)              (4,032)

Shares issued for cash from
   February 12 to March 25, 2002
   at $0.75 per share                               398,583             298,938                 -                298,938
------------------------------------------------------------------------------------------------------------------------------
                                                 14,740,250             300,372              (5,466)             294,906

Shares held by Cirond
  stockholders prior to
  recapitalization
  transaction (note 3)                            1,700,007                   1            (218,757)            (218,756)
------------------------------------------------------------------------------------------------------------------------------
                                                 16,440,257             300,373            (224,223)              76,150

Comprehensive loss:
  Loss                                                  -                   -              (149,919)            (149,919)
------------------------------------------------------------------------------------------------------------------------------
Balance,
  June 30, 2002                                  16,440,257      $      300,373          $ (374,142)       $     (73,769)
==============================================================================================================================


See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (formerly Crossnet Communictions Inc.)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

$ United States

(Unaudited)

============================================================================================================================
                                                         From inception               Six months        From inception
                                                         (March 7, 2001)                  ended,        (March 7, 2001)
                                                            to June 30,                 June 30,            to June 30,
                                                                   2002                     2002                   2001
----------------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
   Loss                                                  $     (155,385)          $     (149,919)        $         (466)
   Item not involving cash:
      Amortization of fixed assets                                1,475                    1,475                    -
   Changes in non-cash working capital:
      Prepaids and deposits                                        (429)                    (429)                   -
      Accounts payable and accrued liabilities                    9,181                    3,715                    466
----------------------------------------------------------------------------------------------------------------------------
                                                               (145,158)                (145,158)                   -
Financing:
   Common shares issued for cash                                300,372                  298,938                  1,434

Investing:
   Expenditures on fixed assets                                 (14,453)                 (14,453)                   -
   Cash acquired on recapitalization
     transaction (note 3)                                         1,778                    1,778                    -
----------------------------------------------------------------------------------------------------------------------------
                                                                (12,675)                 (12,675)                   -

----------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                142,539                  141,105                  1,434

Cash, beginning of period                                           -                      1,434                    -

----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                      $      142,539           $      142,539         $        1,434
============================================================================================================================

Supplementary information:
  Interest paid                                          $          -             $          -           $          -
  Income taxes paid                                      $          -             $          -           $          -
============================================================================================================================

Non-cash financing activities:
  Common shares issued upon share
     exchange (note 3)                                   $            1           $            1         $          -
  Net liabilities assumed on recapitalization
      transaction (note 3)                               $     (220,534)          $     (220,534)        $          -
============================================================================================================================


See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (formerly Crossnet Communications Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Six months ended June 30, 2002
(Unaudited)

================================================================================

1.    GOING CONCERN:

      These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has incurred a loss of $155,385 for the period from inception (March 7, 2001) to June 30, 2002, and has a working capital deficiency of $87,513 at June 30, 2002. The application of the going concern concept is dependent upon the Company's ability to receive continued financial support from its majority stockholder and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to rely on equity financing from external investors and to actively develop and market its wireless technology applications.

      Management believes the plans described above will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain the support of additional external investors to finance the development and marketing of the Company's wireless technology applications will cause the Company to curtail operations and impair the Company's ability to continue as a going concern.

2.    BASIS OF PRESENTATION:

      The accompanying consolidated interim financial statements are unaudited however, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America, have been made. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

      Effective June 30, 2002, the Company issued 14,740,250 common shares in consideration for 100% of the outstanding common shares of Cirond
      Networks, Inc. ("CNI"). As CNI stockholders obtained control of the Company through the exchange of shares, the acquisition of CNI has been accounted for in these consolidated financial statements as a recapitalization transaction, effectively as if CNI had issued shares for consideration equal to the net tangible assets of Crossnet Communications Inc. followed by a recapitalization of its common shares.

      On June 30, 2002, the name of the Company was changed from Crossnet Communications Inc. to Cirond Technologies Inc. ("Cirond").

CIROND TECHNOLOGIES INC. (formerly Crossnet Communications Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Six months ended June 30, 2002
(Unaudited)

================================================================================


2.    BASIS OF PRESENTATION (CONTINUED):

      The  consolidated  statements  of  loss,   stockholders'   deficiency  and
      comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from its incorporation on March 7, 2001 to June 30, 2002, combined with those of the legal parent, Cirond, from June 30, 2002, the date of the recapitalization, in accordance with accounting principles generally accepted in the United States of America.

      CNI's principle business activities include the development and marketing of solutions for wireless networking designed to enhance the usability, performance, and security of 802.11b and 802.11a (WiFi) Wireless Local Area Networks (WLAN). The Company is primarily targeting enterprises and institutional customers requiring the use of wireless networks.


3.    RECAPITALIZATION TRANSACTION:

      Effective June 30, 2002, CNI and Cirond executed a share exchange agreement. At June 30, 2002, Cirond was essentially a shell company without substantive operations. Just prior to the share exchange, Cirond effected a 1:16.5 reverse stock split reducing the total outstanding common shares of the Company to 1,700,007. The Company then issued 14,740,250 common shares to the stockholders of CNI in consideration for all of the issued and outstanding common shares of CNI on the basis of one common share for every common share of CNI. As the former stockholders of CNI obtained control of the Company through the share exchange, this transaction has been accounted for in these financial statements as a recapitalization transaction. Under recapitalization accounting, CNI is considered to have issued common shares for consideration equal to the net tangible assets of Cirond with the results of Cirond operations included in the consolidated financial statements from the date of recapitalization.

      Net deficiency assumed:
        Cash                                              $         1,778
        Fixed assets                                                  766
        Accounts payable and accrued liabilities                  (26,300)
        Note payable to stockholder                              (195,000)
      --------------------------------------------------------------------------
                                                                 (218,756)
      ==========================================================================

      Consideration given for net deficiency assumed:
        1,700,007 common shares issued                                 1
         Charge to deficit                                       (218,757)
      --------------------------------------------------------------------------
                                                          $      (218,756)
      ==========================================================================

CIROND TECHNOLOGIES INC. (formerly Crossnet Communications Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Six months ended June 30, 2002
(Unaudited)

================================================================================


4.    NOTE PAYABLE TO STOCKHOLDER:

      The note is unsecured, due December 24, 2002 and bears interest at 12% per annum. The note is convertible into common shares of the Company, at the option of the stockholder, at a price equal to the lesser of:

           a)    $0.25 per share; or

           b) the average bid price of the Company's common stock for the ten days immediately prior to the date of conversion.

      Interest payable on the note aggregating $17,550 (December 31, 2001 - $5,850), is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.



5.    RELATED PARTY TRANSACTIONS:

      The Company paid $65,378 during the six months ended June 30, 2002 (from inception on March 7, 2001 to June 30, 2001 - $nil) to a shareholder ($25,070) and the Company's president ($40,308) for consulting services.

      The amounts were not subject to a written agreement but were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Cirond Technologies Inc., formerly Crossnet Communications, Inc.

During the fiscal year ended 2001, in light of the automobile market conditions, we decided to abandon the business plan of our wholly-owned subsidiary, Autovenu, Inc. On April 11, 2002, we entered into an Agreement and Plan of Merger with Autovenu, Inc. and merged Autovenu, Inc. into us. We did not issue any stock or other securities, nor did we amend our Articles of Incorporation. All of the capital stock of Autovenu, Inc. has been cancelled without consideration. Autovenu, Inc. no longer exists and we assumed all of its assets and liabilities. As a result, we became a "shell" company actively seeking merger and acquisition opportunities. Effective June 30, 2002, we acquired 100% of the outstanding common shares of Cirond Networks, Inc., a Nevada corporation ("CNI"), pursuant to the terms of a Share Exchange Agreement dated May 15, 2002 (the "Share Exchange Agreement"). CNI is now our wholly-owned subsidiary. In connection with the acquisition, we changed our name to "Cirond Technologies Inc." and effected a 1-for-16.52481235 reverse stock split of the outstanding shares of our common stock. We issued 14,740,250 (post-reverse split) shares of our common stock to the shareholders of CNI. As the CNI shareholders obtained control over the combined entity and we did not have an active business at the date of the transaction, the acquisition of CNI has been accounted for as a recapitalization transaction, effectively as if CNI had issued shares for consideration equal to our net tangible assets, followed by a recapitalization of its common shares.

CAUTION

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2001, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations particularly those related to telecommunications; (7) required accounting changes; (8) disputes or claims regarding our proprietary rights to our software and intellectual property; and (9) other factors over which we have little or no control.

BASIS OF PRESENTATION

The acquisition of CNI has been accounted for as a capital transaction, as if CNI had issued shares for consideration equal to the net tangible assets of Crossnet Communications Inc. followed by a recapitalization of our shares of common stock. Consequently, our consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of CNI for the period from its inception (March 7, 2001) to June 30, 2002, combined with ours from the recapitalization date of June 30, 2002.

SELECTED FINANCIAL DATA

Our selected financial data for the periods shown below is derived from our consolidated financial statements included herein. The financial data derived from the consolidated statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

                                                                             DECEMBER 31,
                                                          JUNE 30, 2002         2001
BALANCE SHEET DATA:
Current Assets....................................        $     142,968      $      1,434
Total Assets......................................        $     156,712      $      1,434
Current Liabilities...............................        $     230,481      $      5,466
Stockholders' Deficiency..........................        $     (73,769)     $     (4,032)
Working Capital Deficiency........................        $     (87,513)     $     (4,032)

                                          INCEPTION          SIX MONTHS          INCEPTION
                                       (MARCH 7, 2001)          ENDED         (MARCH 7, 2001)
                                      TO JUNE 30, 2002      JUNE 30, 2002    TO JUNE 30, 2001
STATEMENT OF LOSS DATA:
Revenues............................   $          --      $          --      $         --
Loss................................   $    (155,385)     $    (149,919)     $       (466)
Loss per share, basic and diluted...   $       (0.01)     $       (0.01)     $      (0.00)

OVERVIEW

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

On September 25, 2000, we entered into a Share Exchange Agreement with the shareholders of Autovenu, Inc., a Delaware corporation. Autovenu, Inc. was a software development company whose business model included the acquisition and development of Internet related software and technology. We consummated the acquisition by exchanging 303.7241 shares of our common stock and 6.393 shares of our Series A preferred stock (both pre reverse stock split) for each issued and outstanding share of common stock of Autovenu, Inc. The Series A preferred stock was convertible into 100 (pre-split) shares of common stock without additional consideration. Autovenu, Inc. had a total of 283,000 issued and outstanding shares of common stock. The shareholders of Autovenu, Inc. were Mark Moldenhauer, Jules Lee Wurzel and BusinessTradeCenter.com, Inc. As a result of the share exchange, the former shareholders of Autovenu, Inc. controlled us and new officers and directors were appointed.

Effective December 18, 2000, we implemented a 1-for-10 reverse stock split and changed our name to Crossnet Communications, Inc. Except where otherwise indicated, all information in this Quarterly Report on Form 10-QSB has been presented to give retroactive effect to this reverse stock split.

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

Effective June 30, 2002, we acquired 100% of the outstanding common shares of Cirond Networks, Inc., a Nevada corporation ("CNI"), pursuant to the terms of a Share Exchange Agreement dated May 15, 2002 (the "Share Exchange Agreement"). CNI is now our wholly-owned subsidiary. In connection with the acquisition, we changed our name to "Cirond Technologies Inc." and effected a 1-for-16.52481235 reverse stock split of the outstanding shares of our common stock. We issued 14,740,250 (post-reverse split) shares of our common stock to the shareholders of CNI. As the CNI shareholders obtained control, the acquisition of CNI has been accounted for as a recapitalization transaction, effectively as if CNI had issued shares for consideration equal to our net tangible assets.

We are in the development stage and have not yet generated any revenues. We had a net loss of $155,385 from inception (March 7, 2001) through June 30, 2002, and a stockholders' deficiency of $73,769 at June 30, 2002. We had a working capital deficiency of $87,513 at June 30, 2002. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the financial information set out herein do not include any adjustments that might result from the outcome of this uncertainty. We have limited operations and require additional financing from our former majority shareholder and other investors. Our previous capital needs have been met primarily by loans from related parties. Ultimately we need to generate revenues and successfully attain profitable operations. We are currently seeking merger or acquisition activities with businesses that may have applications directly related to the Internet. There can be no assurance that such financing will be available or, if available, will be on economic terms.

REVENUES

We did not generate any operating revenues, and we do not expect to generate any revenues during the current fiscal year, which ends December 31, 2002.

EXPENSES

We incurred expenses of $155,385 for the period from inception to June 30, 2002, which included consulting fees $65,378, salaries and benefits $56,167, professional fees $14,878, and office and administrative expenses $14,699. Our expenses for the six months ended June 30, 2002 were $149,919, as compared to $466 for the comparable period in 2001. This increase in expenses reflects the fact that we did not commence active operations until 2002.

LIQUIDITY AND FINANCIAL CONDITION

The cash requirements of funding our operations and acquisitions have exceeded cash flows from operations. We have satisfied our capital needs to date primarily through equity financing. For the period since inception, the statement of cash flows reflects net cash used in operating activities of $145,158 and cash used in investing activities of $12,675, which were offset by net cash provided by financing activities of $300,372. At June 30, 2002, we had cash of $142,539 and a working capital deficit of $87,513. A significant portion of our liabilities consist of a note payable to stockholder in the amount of $195,000. Since we had limited revenues, our cash will be depleted by operating expenses and we will be dependent upon external sources of cash. Loss of financial support from our former majority shareholder could cause us to curtail our operations. Management believes we have sufficient working capital, or have access to sufficient working capital through our former majority shareholder and other investors, to fund operations for the next six months.

PLAN OF OPERATION

For the remainder of the current fiscal year, we expect to continue with our research and development efforts on technologies designed to enhance the performance and security of wireless networking technology. To fund such research and development efforts, it will be necessary for us to raise additional capital, primarily through the sale of equity securities. The amount to be raised has not been determined at this time. We do not expect to purchase any significant capital assets or to make any significant changes in the number of employees for the remainder of the current fiscal year.

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments. Actual results could differ from the estimates. We believe the following critical accounting policy requires significant judgment and estimates used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would have to curtail operations. As described elsewhere in this report, at June 30, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While we believe that we will be able to maintain the support of our former majority shareholder, there is no assurance that these plans will be successful. Failure to raise additional funds may result in our curtailing operations or writing assets and liabilities down to liquidation values, or both.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Effective June 30, 2002, we acquired 100% of the outstanding common shares of Cirond Networks, Inc., a Nevada corporation ("CNI"), pursuant to the terms of a Share Exchange Agreement dated May 15, 2002 (the "Share Exchange Agreement"). CNI is now our wholly-owned subsidiary. In connection with the acquisition, we effected a 1-for-16.52481235 reverse stock split of the outstanding shares of our common stock. We issued 14,740,250 (post-reverse split) shares of our common stock to the 14 shareholders of CNI. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as all of the shareholders were deemed to be sophisticated with respect to an investment in our common stock. No underwriters were used.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)   EXHIBITS

REGULATION                                                           CONSECUTIVE
S-B NUMBER                   EXHIBIT                                 PAGE NUMBER

   2.1       Share Exchange Agreement between BCS Investment             N/A
             Corporation and the shareholders of Autovenu, Inc., dated September 25, 2000 (1)

   2.2       Agreement and Plan of Merger (2)                            N/A

REGULATION                                                           CONSECUTIVE
S-B NUMBER                   EXHIBIT                                 PAGE NUMBER

   2.3       Share Exchange Agreement between Crossnet                    N/A
             Communications, Inc. and Cirond Networks, Inc.
             dated May 15, 2002 (3)

   3.1       Articles of Amendment to Articles of Incorporation (3)       N/A

   3.2       Bylaws (4)                                                   N/A

  10.1       Promissory Note dated December 25, 2001(5)                   N/A

------------------------
(1) Incorporated by reference from the Current Report on Form-8-K dated and filed on October 5, 2000.

(2) Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(3) Incorporated by reference from the Current Report on Form 8-K dated June 30, 2002 filed on July 1, 2002.

(4) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

(5) Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on March 19, 2002.

         B)   REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CIROND TECHNOLOGIES INC.
                                    (Registrant)



Date: August 14, 2002               By:  /s/ NICHOLAS R. MILLER
                                       -----------------------------------------
                                          Nicholas R. Miller, President
                                          (Principal Financial Officer)