Form 10QSB/A
period 2002-06-30
CIROND TECHNOLOGIES INC
filed 2002-09-13
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                AMENDMENT NO. 1


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


           Consolidated Statements of Cash Flows...............................7



           Consolidated Statement of Stockholders' Deficiency
           and Comprehensive Loss..............................................8



           Notes to Consolidated Financial Statements..........................9



  Item 2.  Management's Discussion and Analysis or Plan of
           Operation..........................................................12



PART II - OTHER INFORMATION


  Item 1.  Legal Proceedings..................................................17



  Item 2.  Changes in Securities..............................................17



  Item 3.  Defaults Upon Senior Securities....................................17



  Item 4.  Submission of Matters to a Vote of Security Holders................17



  Item 5.  Other Information..................................................17



  Item 6.  Exhibits and Reports on Form 8-K...................................17



SIGNATURES....................................................................19

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

CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)
(A Development Stage Enterprise)
Consolidated Statements of Loss

$ United States

(Unaudited)

                                                  Three months      Three months
                                                         ended             ended
                                                      June 30,          June 30,
                                                          2002              2001
--------------------------------------------------------------------------------

Expenses (income):
  Amortization of fixed assets                    $     1,106       $        -
  Consulting fees                                      49,025                -
  Foreign currency gains                               (4,805)               -
  Office and administrative                            10,345               466
  Professional fees                                     5,736                -
  Rent                                                  1,901                -
  Salaries and benefits                                42,118                -
  Travel                                                3,650                -
  ------------------------------------------------------------------------------
                                                      109,076               466

--------------------------------------------------------------------------------
Loss                                              $  (109,076)      $      (466)
================================================================================

Weighted average number of common
  shares outstanding, basic and diluted            14,758,931        14,341,667

Loss per share, basic and diluted                 $     (0.01)      $     (0.00)
================================================================================

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

   2.3       Share Exchange Agreement between Crossnet                    N/A
             Communications, Inc. and Cirond Networks, Inc.
             dated May 15, 2002 (3)

   3.1       Articles of Amendment to Articles of Incorporation (3)       N/A

   3.2       Bylaws (4)                                                   N/A

  10.1       Promissory Note dated December 25, 2001(5)                   N/A


   99        Certification Pursuant To 18 U.S.C. Section 1350, As
             Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
             Act of 2002


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

                                    CIROND TECHNOLOGIES INC.
                                    (Registrant)



Date: September 13, 2002            By:  /s/ NICHOLAS R. MILLER
                                       -----------------------------------------
                                          Nicholas R. Miller, President
                                          (Principal Financial Officer)