Form 10QSB
period 2002-09-30
CIROND TECHNOLOGIES INC
filed 2002-12-20
CIK 1047295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2002

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

                                 (604) 922-0384
                           (Issuer's telephone number)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             16,440,257 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                               SEPTEMBER 30, 2002

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                               -----    ------

                            CIROND TECHNOLOGIES INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets......................................4

              Consolidated Statements of Loss..................................5

              Consolidated Statement of Stockholders' Deficiency
              and Comprehensive Loss...........................................7

              Consolidated Statements of Cash Flows............................8

              Notes to Consolidated Financial Statements.......................9

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......12

     Item 3. Controls and Procedures..........................................16


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................17

     Item 2.  Changes in Securities...........................................17

     Item 3.  Defaults Upon Senior Securities.................................17

     Item 4.  Submission of Matters to a Vote of Security Holders.............17

     Item 5.  Other Information...............................................17

     Item 6.  Exhibits and Reports on Form 8-K................................17


SIGNATURES....................................................................19

CERTIFICATION.................................................................20

           Consolidated Financial Statements of

           CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)

           (A Development Stage Enterprise)

           Nine months ended September 30, 2002

CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)
(A Development Stage Enterprise)
Consolidated Balance Sheets

$ United States

September 30, 2002 and December 31, 2001

================================================================================================================
                                                                   September 30, 2002             December 31,
                                                                        (unaudited)                       2001
----------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash                                                              $     128,982             $       1,434
     Prepaids and deposits                                                       412                       -
     -----------------------------------------------------------------------------------------------------------
                                                                             129,394                     1,434

Fixed assets (note 3)                                                         13,780                       -

----------------------------------------------------------------------------------------------------------------
                                                                       $     143,174             $       1,434
================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable and accrued liabilities                          $      42,158             $       5,466
     Note payable to stockholder (note 5)                                    195,000                       -
     -----------------------------------------------------------------------------------------------------------
                                                                             237,158                     5,466

Stockholders' deficiency:
     Capital stock:
           100,000,000  voting common shares, without par value
                        authorized, 16,440,257 issued
                        (December 31, 2001 - 14,341,667)                     300,373                     1,434
            10,000,000  non-voting preferred shares without par
                        value, issuable in series authorized, nil issued

     Subscriptions for common shares                                         107,125                       -

     Deficit accumulated during the development stage                       (501,482)                   (5,466)
     -----------------------------------------------------------------------------------------------------------
                                                                             (93,984)                   (4,032)
Going concern (note 1)
Subsequent event (note 7)

----------------------------------------------------------------------------------------------------------------
                                                                       $     143,174             $       1,434
================================================================================================================

See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)
(A Development Stage Enterprise)
Consolidated Statements of Loss

$ United States

(Unaudited)

===============================================================================================================
                                                       From inception         Nine months       From inception
                                                       (March 7, 2001)              ended      (March 7, 2001)
                                                     to September 30,       September 30,     to September 30,
                                                                 2002                2002                 2001
---------------------------------------------------------------------------------------------------------------
Expenses (income):
     Amortization of fixed assets                      $        2,803       $       2,803        $          -
     Consulting fees                                          109,665             109,665                   -
     Foreign currency gains                                    (1,965)             (1,965)                  -
     Interest                                                   5,850               5,850                   -
     Office and administrative                                 27,247              26,781                  466
     Professional fees                                         30,952              25,952                   -
     Rent                                                       4,111               4,111                   -
     Salaries and benefits                                     97,164              97,164                   -
     Travel                                                     7,068               7,068                   -
     ----------------------------------------------------------------------------------------------------------
                                                              282,895             277,429                  466

---------------------------------------------------------------------------------------------------------------
Loss before interest income                                  (282,895)           (277,429)                (466)

Interest income                                                   170                 170                   -

---------------------------------------------------------------------------------------------------------------
Loss                                                   $     (282,725)      $    (277,259)       $        (466)
---------------------------------------------------------------------------------------------------------------

Weighted average number of common
   shares outstanding, basic and diluted                   14,770,325          15,243,110           14,341,667

Loss per share, basic and diluted                      $        (0.02)      $       (0.02)       $       (0.00)
===============================================================================================================

See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)
(A Development Stage Enterprise)
Consolidated Statements of Loss

$ United States

(Unaudited)

=============================================================================================
                                                           Three months         Three months
                                                                  ended                ended
                                                          September 30,        September 30,
                                                                   2002                 2001
---------------------------------------------------------------------------------------------
Expenses:
     Amortization of fixed assets                         $       1,328        $          -
     Consulting fees                                             44,287                   -
     Foreign currency gains                                       4,442                   -
     Interest                                                     5,850                   -
     Office and administrative                                   12,548                  466
     Professional fees                                           16,074                   -
     Rent                                                         1,576                   -
     Salaries and benefits                                       40,997                   -
     Travel                                                         408                   -
     ----------------------------------------------------------------------------------------
                                                                127,510                  466

---------------------------------------------------------------------------------------------
Loss before interest income                                    (127,510)                (466)

Interest income                                                     170                   -

---------------------------------------------------------------------------------------------
Loss                                                      $    (127,340)       $        (466)
=============================================================================================

Weighted average number of common
   shares outstanding, basic and diluted                     16,440,257           14,341,667

Loss per share, basic and diluted                         $       (0.01)       $       (0.00)
=============================================================================================

See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

(Unaudited)

From inception  (March 7, 2001) to September 30, 2002


===============================================================================================================
                                                                                 Deficit
                                                                             accumulated
                                                        Subscriptions         during the                 Total
                                       Common Stock        for common        development         stockholders'
                                  Shares       Amount          shares              stage            deficiency
---------------------------------------------------------------------------------------------------------------
Shares issued for cash        14,341,667    $   1,434   $        -          $       -            $       1,434
  on March 7, 2001

Comprehensive loss:
  Loss                              -            -               -                (5,466)               (5,466)
---------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2001           14,341,667        1,434            -                (5,466)               (4,032)

Shares issued for cash from
 February 12 to March 25,
 2002 at $0.75 per share         398,583      298,938            -                  -                  298,938
---------------------------------------------------------------------------------------------------------------
                              14,740,250      300,372            -                (5,466)              294,906

Shares held by Cirond
 stockholders prior to
 recapitalization
 transaction (note 4)          1,700,007            1            -              (218,757)             (218,756)
---------------------------------------------------------------------------------------------------------------
                              16,440,257      300,373            -              (224,223)               76,150

Cash subscriptions for
 common shares at
 $0.75 per share received
 September 30, 2002                 -            -            107,125               -                  107,125


Comprehensive loss:
  Loss                              -            -               -              (277,259)             (277,259)
---------------------------------------------------------------------------------------------------------------
Balance,
 September 30, 2002           16,440,257    $ 300,373   $     107,125       $   (501,482)        $     (93,984)
===============================================================================================================


See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

$ United States

(Unaudited)

===============================================================================================================
                                                       From inception         Nine months       From inception
                                                       (March 7, 2001)             ended,      (March 7, 2001)
                                                     to September 30,       September 30,     to September 30,
                                                                 2002                2002                 2001
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                              $     (282,725)      $    (277,259)       $        (466)
     Item not involving cash:
         Amortization of fixed assets                           2,803               2,803                   -
     Changes in non-cash working capital:
         Prepaids and deposits                                   (412)               (412)                  -
         Accounts payable and accrued liabilities              15,858              10,392                  466
     ----------------------------------------------------------------------------------------------------------
                                                             (264,476)           (264,476)                  -
Financing:
     Common shares issued for cash                            300,372             198,938                1,434
     Proceeds from common share subscriptions                 107,125             107,125                   -
     ----------------------------------------------------------------------------------------------------------
                                                              407,497             406,063                1,434

Investing:
     Expenditures on fixed assets                             (15,817)            (15,817)                  -
     Cash acquired on recapitalization
       transaction (note 4)                                     1,778               1,778                   -
     ----------------------------------------------------------------------------------------------------------
                                                              (14,039)            (14,039)                  -

---------------------------------------------------------------------------------------------------------------
Increase in cash                                              128,982             127,548                1,434

Cash, beginning of period                                          -                1,434                   -

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $      128,982       $     128,982        $       1,434
===============================================================================================================

Supplementary information:
  Interest paid                                        $           -        $          -         $          -
  Income taxes paid                                    $           -        $          -         $          -
===============================================================================================================

Non-cash financing and investing activities:
  Common shares issued upon share
     exchange (note 4)                                 $            1       $           1        $          -
  Net liabilities assumed on
      recapitalization transaction (note 4)            $     (220,534)      $    (220,534)       $          -
===============================================================================================================

See accompanying notes to consolidated financial statements.

CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Nine months ended September 30, 2002
(Unaudited)

================================================================================

1.   GOING CONCERN:

     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has incurred a loss of $282,725 for the period from inception (March 7, 2001) to September 30, 2002, and has a working capital deficiency of $107,764 at September 30, 2002. The application of the going concern concept is dependent upon the Company's ability to receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to rely on equity financing from external investors and to actively develop and market its wireless technology applications.

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

$ United States

Nine months ended September 30, 2002
(Unaudited)

================================================================================


2.   BASIS OF PRESENTATION (CONTINUED):

     The  consolidated   statements  of  loss,   stockholders'   deficiency  and
     comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from its incorporation on March 7, 2001 to September 30, 2002, combined with those of the legal parent, Cirond, from June 30, 2002, the date of the recapitalization, in accordance with accounting principles generally accepted in the United States of America.

     CNI's principle business activities include the development and marketing of solutions for wireless networking designed to enhance the usability, performance, and security of 802.11b and 802.11a (WiFi) Wireless Local Area Networks (WLAN). The Company is primarily targeting enterprises and institutional customers requiring the use of wireless networks.


3.   FIXED ASSETS

     Fixed assets, consisting of computer hardware and software and office equipment, are recorded at cost. The Company monitors the recoverability of fixed assets based on estimates using factors such as expected future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or be realized on sale. The Company recognizes an impairment loss if the projected undiscounted future cash flows is less than the carrying amount. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the expected future cash flows discounted using the Company's average cost of funds. To date no such impairment has been indicated. Amortization is provided on a straight-line basis over three years which is intended to amortize the cost of assets over their estimated useful life.

4.   RECAPITALIZATION TRANSACTION:

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

CIROND TECHNOLOGIES INC. (FORMERLY CROSSNET COMMUNICATIONS INC.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Nine months ended September 30, 2002
(Unaudited)

================================================================================

4.   RECAPITALIZATION TRANSACTION (CONTINUED):

     Net deficiency assumed:
       Cash                                                       $       1,778
       Fixed assets                                                         766
       Accounts payable and accrued liabilities                         (26,300)
       Note payable to stockholder                                     (195,000)
     ---------------------------------------------------------------------------
                                                                       (218,756)
     ===========================================================================

     Consideration given for net deficiency assumed:
       1,700,007 common shares issued                                         1
       Charge to deficit                                               (218,757)
     ---------------------------------------------------------------------------
                                                                  $    (218,756)
     ===========================================================================


5.   NOTE PAYABLE TO STOCKHOLDER:

     The note is unsecured, due December 24, 2002 and bears interest at 12% per annum. The note is convertible into common shares of the Company, at the option of the stockholder, at a price equal to the lesser of:

          a)   $0.25 per share; or

          b) the average bid price of the Company's common stock for the ten days immediately prior to the date of conversion.

     Interest  payable on the note  aggregating  $23,400  (December  31,  2001 -
     $5,850), is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.


6.   RELATED PARTY TRANSACTIONS:

     The Company paid $69,967 during the nine months ended June 30, 2002 (from inception on March 7, 2001 to September 30, 2001 - $nil) to the Company's president for consulting services.

     The amounts were not subject to a written agreement but were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.


7.   SUBSEQUENT EVENT:

     Subsequent to September 30, 2002, the Company received cash subscriptions for 97,333 common shares at $0.75 per share for aggregate cash proceeds of $73,000.

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

BASIS OF PRESENTATION

The acquisition of CNI has been accounted for as a capital transaction, as if CNI had issued shares for consideration equal to the net tangible assets of Crossnet Communications Inc., followed by a recapitalization of our shares of common stock. Consequently, our consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of CNI for the period from its inception (March 7, 2001) to June 30, 2002, combined with ours from the recapitalization date of June 30, 2002.

SELECTED FINANCIAL DATA

Our selected financial data for the periods shown below is derived from our consolidated financial statements included herein. The financial data derived from the consolidated statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

                                                                             SEPTEMBER 30,        DECEMBER 31, 2001
BALANCE SHEET DATA:                                                               2002
Current Assets.........................................................      $     129,394         $       1,434
Total Assets...........................................................      $     143,174         $       1,434
Current Liabilities....................................................      $     237,158         $       5,466
Stockholders' Deficiency...............................................      $     (93,984)        $      (4,032)
Working Capital Deficiency.............................................      $    (107,764)        $      (4,032)

                                                    INCEPTION (MARCH 7,    NINE MONTHS ENDED     INCEPTION (MARCH 7,
                                                    2001) TO SEPTEMBER     SEPTEMBER 30, 2002    2001) TO SEPTEMBER
STATEMENT OF LOSS DATA:                                  30, 2002                                     30, 2001
Revenues......................................        $          --          $          --         $          --
Loss..........................................        $    (282,725)         $    (277,259)        $        (466)
Loss per share, basic and diluted.............        $       (0.02)         $       (0.02)        $       (0.00)

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

We are in the development stage and have not yet generated any revenues. We had a net loss of $282,725 from inception (March 7, 2001) through September 30, 2002, and a stockholders' deficiency of $93,984 at September 30, 2002. We had a working capital deficiency of $107,764 at September 30, 2002. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the financial information set out herein do not include any adjustments that might result from the outcome of this uncertainty. We have limited operations and require additional financing from our former majority shareholder and other investors. Our previous capital needs have been met primarily by loans from related parties. Ultimately we need to generate revenues and successfully attain profitable operations. There can be no assurance that such financing will be available or, if available, will be on economic terms. Failure to obtain the support of our former significant shareholder and additional external investors to finance the development and marketing of our wireless technology applications will cause us to curtail operations and impair our ability to continue as a going concern.

REVENUES

We did not generate any operating revenues, and we do not expect to generate any revenues during the current fiscal year, which ends December 31, 2002.

EXPENSES

We incurred expenses of $282,895 for the period from inception to September 30, 2002, which included consulting fees $109,665, salaries and benefits $97,164, professional fees $30,952, and office and administrative expenses $27,247. Our expenses for the nine months ended September 30, 2002 were $277,429, as compared to $466 for the comparable period in 2001. This increase in expenses reflects the fact that we did not commence active operations until 2002.

LIQUIDITY AND FINANCIAL CONDITION

The cash requirements of funding our operations and acquisitions have exceeded cash flows from operations. We have satisfied our capital needs to date primarily through equity and promissory note financings. For the period from inception to September 30, 2002, the statement of cash flows reflects net cash used in operating activities of $264,476 and cash used in investing activities of $14,039, which were offset by net cash provided by financing activities of $407,497. Of this amount, $107,125 was subscriptions for common shares received at September 30, 2002 from a private offering to accredited investors. Subsequent to September 30, 2002, we received additional share subscriptions with cash proceeds aggregating $73,000.

At September 30, 2002, we had cash of $128,982 and a working capital deficit of $107,764. A significant portion of our liabilities consists of a note payable to stockholder in the amount of $195,000. Since we had limited revenues, operating expenses will deplete our cash and we will be dependent upon external sources of cash. Loss of financial support from our former majority shareholder could cause us to curtail our operations. Management believes we have sufficient working capital, or have access to sufficient working capital through our former majority shareholder and other investors, to fund operations for the next 12 months.

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

We have announced plans to bring to market up to three products in the first quarter of 2003.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would have to curtail operations. As described elsewhere in this report, at September 30, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While we believe that we will be able to maintain the support of our former majority shareholder, there is no assurance that these plans will be successful. Failure to raise additional funds may result in our curtailing operations or writing assets and liabilities down to liquidation values, or both.


ITEM 3.  CONTROLS AND PROCEDURES

We have recently evaluated our internal controls. As of December 19, 2002, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect those controls subsequent to the date of the evaluation.

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

         A)       EXHIBITS

REGULATION                                                           CONSECUTIVE
S-B NUMBER                        EXHIBIT                            PAGE NUMBER


   2.1      Share Exchange Agreement between BCS Investment              N/A
            Corporation and the shareholders of Autovenu, Inc., dated September 25, 2000 (1)

   2.2      Agreement and Plan of Merger (2)                             N/A

   2.3      Share Exchange Agreement between Crossnet Communica-         N/A
            tions, Inc. and Cirond Networks, Inc. dated May 15,
            2002 (3)

   3.1      Articles of Amendment to Articles of Incorporation (3)       N/A

   3.2      Bylaws (4)                                                   N/A

  10.1      Promissory Note dated December 25, 2001(5)                   N/A

REGULATION                                                           CONSECUTIVE
S-B NUMBER                        EXHIBIT                            PAGE NUMBER

   99       Certification Pursuant To 18 U.S.C. Section 1350, As          20
            Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act
            Of 2002
________________________
(1) Incorporated by reference from the Current Report on Form-8-K dated and filed on October 5, 2000.

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

(3) Incorporated by reference from the Current Report on Form 8-K dated June 30, 2002 filed on July 1, 2002.

(4) Incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998.

(5) Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on March 19, 2002.

         B)     REPORTS ON FORM 8-K:  The following reports on Form 8-K were
                filed during the period covered by this report:   None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIROND TECHNOLOGIES INC.
                                   (Registrant)




Date:  December 19, 2002           By:   /s/ NICHOLAS R. MILLER
                                      ------------------------------------------
                                          Nicholas R. Miller, President
                                          (Principal Financial Officer)

                                  CERTIFICATION

I, Nicholas R. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cirond Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)       any fraud,  whether or not material,  that involves management
                  or other  employees  who  have  a   significant  role  in  the
                  registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 19, 2002
                                     /s/ NICHOLAS R. MILLER
                                   ---------------------------------------------
                                   Nicholas R. Miller, Principal Executive and
                                             Financial Officer